Form 10-Q
period 2008-03-31
LODESTAR MINING INC
filed 2008-05-02
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-143352

Lodestar Mining, Incorporated
(Name of small business issuer in its charter)

Delaware	20-8901634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Steeprock Drive
Toronto, Ontario, Canada	M3J 2X1
(Address of principal executive offices)	(Zip code)

Issuer's telephone number: (416) 505-1593

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 3,000,000 shares outstanding as of May 1, 2008.

i

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Lodestar Mining, Incorporated (“Lodestar” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Company's Registration Statement filed on Form S-1.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Financial Statements:

Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	2

Statements of Operations for the Three Months ended March 31, 2008 and 2007 and the Period from October 31, 2006 (inception) through March 31, 2008 (unaudited)	3

Statements of Changes in Stockholders’ Equity for the period October 31, 2006 (Inception) through March 31, 2008 (unaudited)	4

Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007 and the Period from October 31, 2006 (inception) through March 31, 2008 (unaudited)	5

Notes to Financial Statements (unaudited)	6

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	March 31, 2008	December 31, 2007
ASSETS
CURRENT ASSETS
Cash	$13,711	$13,711
Total current assets	13,711	13,711

TOTAL ASSETS	$13,711	$13,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Total current liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 3,000,000 shares issued and outstanding	3	3
Additional paid in capital	39,997	39,997
Deficit accumulated during the exploration stage	(26,289)	(26,289)
Total stockholders' equity	13,711	13,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,711	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008

OPERATING EXPENSES
Mineral property costs	$-	$5,000	$5,000
Professional fees	-	-	21,000
General and administrative	-	289	289
Total operating expenses	-	5,289	26,289

NET (LOSS)	$-	$(5,289)	$(26,289)

WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING - BASIC AND DILUTED	3,000,000	3,000,000

NET (LOSS) PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

	Common Stock		Additional Paid-In	Sub- scriptions	Deficit Accumulated During the Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Balance - October 31, 2006	-	$-	$-	$-	$-	$-
Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-

Net loss for the period	-	-	-	-	-	-
Balance - December 31, 2006	3,000,000	3	29,997	(30,000)	-	-
Cash received for subscriptions receivable	-	-	-	30,000	-	30,000
Contributed capital by shareholders	-	-	10,000	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	(26,289)
Balance - December 31, 2007	3,000,000	3	39,997	-	(26,289)	13,711

Net loss for the period	-	-	-	-	-	-

Balance - March 31, 2008	3,000,000	$3	$39,997	$-	$(26,289)	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,		OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31,
	2008	2007	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$-	$(5,293)	$(26,289)

Net cash (used in) operating activities	-	(5,293)	(26,289)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of stock for cash and subscriptions receivable	-	20,000	30,000
Contribution of capital	-	-	10,000
Net cash provided by financing activities	-	20,000	40,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	14,707	13,711

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	13,711	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$13,711	$14,707	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lodestar Mining, Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Lodestar’s audited 2007 annual financial statements and notes thereto filed with the SEC on form S-1/A. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Lodestar’s 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Lodestar’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $26,289 and has insufficient working capital to meet operating needs for the next twelve months as of March 31, 2008, all of which raise substantial doubt about Lodestar’s ability to continue as a going concern.

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements and the notes thereto which appear elsewhere in this report. The results shown herein are not necessarily indicative of the results to be expected in any future periods. This discussion contains forward-looking statements based on current expectations, which involve uncertainties. Actual results and the timing of events could differ materially from the forward-looking statements as a result of a number of factors.

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings. Dollar amounts are in US dollars unless otherwise stated.

Plan of Operation

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. Our only other source for cash at this time is investments by others. We must raise cash to implement our project and stay in business. If we raise the amount of money in the offering that was recently registered with the Securities and Exchange Commission, we believe it, together with the $30,000 US received from Ian McKinnon, Chief Executive Officer and Director, for the purchase of 3,000,000 shares, will last a minimum of twelve months.

We will be conducting research in the form of exploration of the property. We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this quarterly report and will not do so until our March 2008 offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement, or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can't raise it, we will have to suspend or cease operations.
We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals that are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in the March, 2008 offering. That is because we do not have money to start exploration. Once the March, 2008 offering is concluded, we intend to start exploration operations. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the mining claims under the direction of Lake Claim Nickel, Inc.

Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can't predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that whatever is located under adjoining property may or may not be located under our property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property. We intend to implement an initial exploration program consisting of trenching around high-grade (AU) boulders in the vicinity of the Fiset Showing to try and source them in bedrock. Approximately 100 rock chip samples will be taken. All samples will be boxed and shipped to Accurassay Laboratories for analysis. We estimate the total time to complete the project is four weeks including analysis. The objective of this work would be to determine if there is an economically recoverable gold resource on this property. This initial phase of work will provide enough information to allow the company to decide whether or not to proceed to the next phase of exploration.

Based upon the results of the exploration, our Directors will determine if our interest in the property is to be terminated or further exploration work performed. Our Officers and Directors will not receive fees for their services.

The proceeds from the March, 2008 offering are designed to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.

We estimate the cost of the proposed work program to be $15,000 US. This is comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes. We estimate it will take up to four weeks to complete the program. We will begin the program after the completion of the March, 2008 offering, weather permitting.

If we are unable to complete any phase of exploration because we don't have enough money, we will cease operations until we raise more money. If we can't or don't raise more money, we will cease operations.
We do not intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from the March, 2008 offering will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the three month period ending March 31, 2008 as compared to the three month period ending March 31, 2007, there were no revenues as this company is in the exploration stage.

For the three month period ending March 31, 2008 there were no expenses. For the three month period ending March 31, 2007, we had mineral property costs of $5,000 and general and administrative expenses of $289.

Liquidity and Capital Resources

To meet our need for cash we are attempting to raise money from the March, 2008 offering. We cannot guarantee that we will be able to raise enough money through the March, 2008 offering to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise the money we need from the March, 2008 offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At March 31, 2008, we had a working capital surplus of $13,711, which is currently insufficient for us to implement our business plan.

At the present time, we have not made any arrangements to raise additional cash other than through the offering that was registered with the SEC in March, 2008. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in the March, 2008 offering will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

The property is staked and we expect to start exploration operations after completion of the March, 2008 offering, weather permitting. As of March 31, 2008, we have yet to begin operations and therefore we have yet to generate any revenues.

Since inception we have issued 3,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. On November 15, 2006, the corporation issued 3,000,000 shares of restricted common stock to Ian McKinnon, Chief Executive Officer of Lodestar Mining, Incorporated, that Rule 144 of the Securities Act of 1933 defines as restricted securities. The shares were issued in consideration for payment of $30,000 US from Ian McKinnon. These shares will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

As of March 31, 2008, our total assets were $13,711 US and our total liabilities were $0 US.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended March 31, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3.2 in the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 10.1	Mineral Claim Option Agreement with Claim Lake Nickel, Inc. (incorporated by reference to Exhibit 10.1 in the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 31	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODESTAR MINING, INCORPORATED
(Registrant)

Date: May 1, 2008	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director,
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, Treasurer