Form 10-Q
period 2008-06-30
LODESTAR MINING INC
filed 2008-08-07
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-143352

Lodestar Mining, Incorporated
(Name of small business issuer in its charter)

Delaware	20-8901634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 Steeprock Drive
Toronto, Ontario, Canada	M3J 2X1
(Address of principal executive offices)	(Zip code)

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

Yes ☐ No☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 4,010,000 shares outstanding as of July 31, 2008.

i

PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Lodestar Mining, Incorporated (“Lodestar” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2007, previously filed with the Commission, which are included in the Company's Registration Statement filed on Form S-1/A.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)
Financial Statements:

Unaudited Balance Sheets as of June 30, 2008, and December 31, 2007	2

Unaudited Statements of Operations for the three and six months ended June 30, 2008 and June 30, 2007 and the period from October 31, 2006 (inception) through June 30, 2008	3

Unaudited Statements of Changes in Stockholders’ Equity for the period October 31, 2006 (Inception) through June 30, 2008	4

Unaudited Statements of Cash Flows for the six months ended June 30, 2008 and June 30, 2007 and the period from October 31, 2006 (inception) through June 30, 2008	5

Notes to Unaudited Financial Statements	6

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007

ASSETS	(Unaudited) 6/30/08	12/31/07

CURRENT ASSETS
Cash	$8,699	$13,711
Total current assets	8,699	13,711

TOTAL ASSETS	$8,699	$13,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Total current liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized,none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3	3
Additional paid in capital	39,997	39,997
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(31,301)	(26,289)

Total stockholders’ equity	8,699	13,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,699	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2008

	(Unaudited) Three Months Ended June 30, 2008	(Unaudited) Three Months Ended June 30, 2007	(Unaudited) Six Months Ended June 30, 2008	(Unaudited) Six Months Ended June 30, 2007	(Unaudited) October 31, 2006 (Inception) Through June 30, 2008

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES

CURRENT LIABILITIES
Mining property costs	-	-	-	5,000	5,000
Professional fees	5,000	12,500	5,000	12,500	26,000
Commission and consulting fees	-	-	-	-	-
General and administrative	-	40	12	279	301

Total operating expenses	5,000	12,540	5,012	17,779	31,301

NET (LOSS)	$(5,000)	$(12,540)	$(5,012)	$(17,779)	$(31,301)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,000,000	3,000,000	3,000,000	3,000,000

NET (LOSS) PER SHARE	$(0.00)	$(0.01)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2008
(Unaudited)

					Deficits
					Accumulated
			Additional		During the
	Common Stock		Paid-In	Subscriptions	Exploration
	Shares	Amount	Capital	Receivable	Stage	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-

Net loss for the period	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	(26,289)

Balance – December 31, 2007	3,000,000	3	39,997	-	(26,289)	13,711

Net loss for the period	-	-	-	-	(5,012)	(5,012)

Balance – June 30, 2008	3,000,000	$3	$39,997	$-	$(31,301)	$8,699

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND JUNE 30, 2007 AND THE PERIOD FROM OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2008
(UNAUDITED)

	Six Months	Six Months	October 31, 2006 (Inception)
	Ended	Ended	Through
	June 30, 2008	June 30, 2007	June 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,012)	$(17,815)	$(31,301)
Net cash (used in ) operating activities	(5,012)	(17,815)	(31,301)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash and subscriptions receivable	-	30,000	30,000
Contribution of capital	-	10,000	10,000
Net cash provided by financing activities	-	40,000	40,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,012)	22,185	8,699

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,711	-	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,699	$22,185	$8,699

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS OF LODESTAR MINING, INCORPORATED

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Lodestar Mining, Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Lodestar’s audited 2007 annual financial statements and notes thereto filed with the SEC on form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Lodestar’s 2007 annual financial statements have been omitted.

NOTE 2 - GOING CONCERN

Lodestar’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $31,301 and has insufficient working capital to meet operating needs for the next twelve months as of June 30, 2008, all of which raise substantial doubt about Lodestar’s ability to continue as a going concern.

NOTE 3 – SUBSEQUENT EVENTS

Lodestar registered 2,000,000 shares of common stock to be offered at $0.05 per share. In July, 2008, Lodestar sold 1,010,000 shares at $0.05 per share for a total of $50,500 (Canadian dollars).

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

Our exploration target is to find an ore body containing gold. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this quarterly report. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don't find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

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

The property is undeveloped raw land. We closed our offering in July, 2008 and raised approximately $50,500 in Canadian dollars from this offering. We will use these funds to commence exploration and surveying operations. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the mining claims under the direction of Lake Claim Nickel, Inc.

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

The proceeds from the offering that closed in July, 2008 are designed to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.

We estimate the cost of the proposed work program to be $15,000 US. This is comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes. We estimate it will take up to four weeks to complete the program. We will begin the program after the completion of the offering that closed in July, 2008, weather permitting.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from the offering that closed in July, 2008 will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the six month period ending June 30, 2008, as compared to the six month period ending June 30, 2007, there were no revenues as this company is in the exploration stage.

For the six month period ending June 30, 2008, there were professional fees of $5,000 and general and administrative expenses of $12. For the six month period ending June 30, 2007, we had mineral property costs of $5,000, professional fees of $12,500, and general and administrative expenses of $289.

Liquidity and Capital Resources

To meet our need for cash we closed an equity offering and raised $50,500 in Canadian dollars. We cannot guarantee that these funds will be sufficient to stay in business. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If the funds we raised are insufficient to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

At June 30, 2008, we had a working capital surplus of $8,699, which is currently insufficient for us to implement our business plan.

At the present time, we have not made any arrangements to raise additional cash other than through the offering that was registered with the SEC in March, 2008 and closed in July, 2008. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in the March, 2008 offering will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

The property is staked and we expect to start exploration operations after completion of the March, 2008 offering, weather permitting. As of June 30, 2008, we have yet to begin operations and therefore we have yet to generate any revenues.

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

As of June 30, 2008, our total assets were $8,699 US and our total liabilities were $0 US.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

We registered 2,000,000 shares of common stock to be offered at $0.05 per share. In July, 2008, we sold 1,010,000 shares at $0.05 per share for a total of $50,500 (Canadian dollars).

Item 3.	QUANTITATIVE AND QUALITATIVE ANALYSIS ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended June 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

Item 5. OTHER INFORMATION.

None

Item 6. EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3.2 in the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 10.1	Mineral Claim Option Agreement with Claim Lake Nickel, Inc. (incorporated by reference to Exhibit 10.1 in the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 11	Statement re computation of per share earnings (see Note 1 to Financial Statements on page 6)

Exhibit 31	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODESTAR MINING, INCORPORATED
(Registrant)

Date: August 6, 2008	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director,
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, Treasurer