Form 10-Q
period 2008-09-30
LODESTAR MINING INC
filed 2008-11-19
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission file number: 333-143352

Lodestar Mining, Incorporated
(Exact name of registrant as specified in its charter)

Delaware	20-8901634
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 Steeprock Drive
Toronto, Ontario, Canada	M3J 2X1
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (416) 505-1593

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

Class – Common Stock, 4,010,000 shares outstanding as of November 13, 2008.

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

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	(Unaudited) 9/30/08	12/31/07
ASSETS

CURRENT ASSETS
Cash	$12,851	$13,711
Total current assets	12,851	13,711

TOTAL ASSETS	$12,851	$13,711

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Mining expense payable	165,141	-
Stock payable	992
Total current liabilities	$166,133	$-

TOTAL LIABILITIES	$166,133	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 3,990,000 and 3,000,000 shares issued and outstanding at September 30, 2008 and December 31, 2007, respectively	4	3
Additional paid in capital	89,114	39,997
Deficit accumulated during the exploration stage	(248,939)	(26,289)
Accumulated other comprehensive income	6,539	-
Total stockholders’ equity (deficit)	(153,282)	13,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	12,851	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007
AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	October 31, 2006 (Inception) Through September 30, 2008
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Mining property costs	216,084	-	216,084	5,000	221,084
Professional fees		8,500	5,000	21,000	26,000

General and administrative	1,566	10	1,566	289	1,855
Total operating expenses	217,650	8,510	222,650	26,289	248,939

NET (LOSS)	$(217,650)	$(8,510)	$(222,650)	$(26,289)	$(248,939)

GAIN ON FOREIGN CURRENCY TRANSLATION	6,539	-	6,539	-	6,539

TOTAL COMPREHENSIVE (LOSS)	$(211,111)	$(8,510)	$(216,111)	$(26,289)	$(242,400)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,510,658	3,000,000	3,367,555	3,000,000	3,000,000

NET (LOSS) PER SHARE	$(0.06)	$(0.00)	$(0.06)	$(0.01)	$(0.08)

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

			Additional		Deficits Accumulated During the	Accumulates Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	-	(26,289)

Balance – December 31, 2007	3,000,000	3	39,997	-	(26,289)	-	13,711

Subscription Shares Issued	990,000	1	49,117	-	-	-	49,118

Net loss for the period	-	-	-	-	(222,650)	-	(222,650)

Foreign currency translation gain	-	-	-	-	-	6,539	6,539

Balance – September 30, 2008	3,990,000	$4	$89,114	$-	$(248,939)	$6,539	$(153,282)

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007 AND
THE PERIOD FROM OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

	Nine Months	Nine Months	October 31, 2006 (Inception)
	Ended	Ended	Through
	September 30, 2008	September 30, 2007	September 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(222,650)	$(26,289)	$(248,939)
Increase of mining payable	165,141	-	165,141

Net cash (used in ) operating activities	(57,509)	(26,289)	(83,798)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for stock not yet issued (stock payable)	992	-	992
Issuance of stock for cash and subscriptions receivable	49,118	30,000	79,118
Contribution of capital	-	10,000	10,000

Net cash provided by financing activities	50,110	40,000	90,110

EFFECTS OF FOREIGN EXCHANGE RATE	6,539	-	6,539

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(860)	13,711	12,851

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,711	-	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$12,851	$13,711	$12,851

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

NOTE 2 - GOING CONCERN

Lodestar’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $248,939 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2008, all of which raise substantial doubt about Lodestar’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS EQUITY

Lodestar registered 2,000,000 shares of common stock to be offered at $0.05 per share. In April through September, 2008, the Company issued 990,000 shares at $0.05 per share for a total of $49,500 (Canadian dollars).

NOTE 4 – MINERAL PROPERTIES

Lodestar has a Mineral Claim Option Agreement with Claim Lake Nickel, Inc. which entitles the Company to a 10% legal and beneficial interest in Claim Lake’s mineral dispositions where the company can exercise the option in accordance with the following schedule as stated in Canadian dollars in the aggregate: $5,000 as of March 27, 2007, $45,000 as of July 31, 2008, $75,000 as of September 30, 2009, and $100,000 as of March 31, 2010. As of September 30, 2008, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 (Canadian dollars) recorded as a liability in its financial statements.

NOTE 5 – FOREIGN EXCHANGE

Lodestar’s financial statements have been prepared using U.S. Dollars. However, the transactions that took place in the third quarter required the use of Canadian currency. The Canadian dollars listed on the September 30, 2008 Balance Sheet were converted at the rate on September 30, 2008, which was .94 US dollar for 1 Canadian dollar. The Canadian dollars listed on the Statements of Operations for the three and nine Months ended September 30, 2008 were converted at an average rate for the period which was .98 US dollar for 1 Canadian dollar. The net effect of the conversion resulted in a foreign currency translation gain of $6,539, which is recorded as other comprehensive income in the statement of operations for the three and nine month period ended September 30, 2008

NOTE 6 – SUBSEQUENT EVENTS

In November, 2008, the Company issued 20,000 shares at $0.05 per share for a total of $1,000 (Canadian dollars).

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

The property is undeveloped raw land. We closed our offering in November, 2008 and raised approximately $50,500 in Canadian dollars from this offering. We will use these funds to commence exploration and surveying operations. To our knowledge, except as noted herein, the property has never been mined. The only event that has occurred is the locating and the recording of the mining claims under the direction of Lake Claim Nickel, Inc.

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

During November 2008, work on the Zavitz property consisted of reconnaissance geological mapping, prospecting, collecting of samples for whole rock chemical analysis and a preliminary evaluation of the Fiset Gold showing. The work at the Fiset Gold showing consisted of rehabilitating and recutting of old lines, cutting of a trail to the showing, hand stripping of outcrop, drilling and blasting of a trench, sampling and assaying of grab samples from the trench. We received the Reconnaissance Report prepared by Ulrich Kretschmar of Exploration Geoscience Associates, Inc. dated November 13, 2008. The report concluded that the Fiset Gold area should be explored in greater detail and reconnaissance on the property continued.

The proceeds from the offering that closed in November, 2008 were used to fund the costs of the initial exploration program recommended by Ulrich Kretschmar. The cost of the work program was approximately $15,000 US, which was comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from the offering that closed in November, 2008 will allow us to operate for one year.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the nine month period ending September 30, 2008, as compared to the nine month period ending September 30, 2007, there were no revenues as this company is in the exploration stage.

For the three month period ending September 30, 2008, there were mineral property costs of $216,084, professional fees of $5,000 and general and administrative expenses of $1,566. For the nine month period ending September 30, 2007, we had mineral property costs of $0, professional fees of $8,500, and general and administrative expenses of $10.

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

At September 30, 2008, we had a working capital deficit of ($58,916), which is currently insufficient for us to implement our business plan.

At the present time, we have not made any arrangements to raise additional cash other than through the offering that was registered with the SEC in March, 2008 and closed in November, 2008. If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. The funds raised in the March, 2008 registration offering will allow the company to operate for a minimum of one year. Other than as described in this paragraph, we have no other financing plans.

The property is staked and we expect to start exploration operations after completion of the March, 2008 registration offering, weather permitting. As of September 30, 2008, we have yet to begin operations and therefore we have yet to generate any revenues.

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

As of September 30, 2008, our total assets were $12,851 US and our total liabilities were $166,133 US.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Subsequent Events

We registered 2,000,000 shares of common stock to be offered at $0.05 per share. In April through September, 2008, we issued 990,000 shares at $0.05 per share for a total of $49,500 (Canadian dollars). In November, 2008, we issued 20,000 shares at $0.05 per share for a total of $1,000 (Canadian dollars).

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 4.	CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that: (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 1A. RISK FACTORS

Not applicable.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

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

LODESTAR MINING, INCORPORATED
(Registrant)

Date: November 18, 2008	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director,
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, Treasurer