Form 10-Q/A
period 2008-03-31
LODESTAR MINING INC
filed 2009-03-30
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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
Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 3,000,000 shares outstanding as of May 1, 2008.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending March 31, 2008, originally filed with the Securities and Exchange Commission on May 2, 2008.  We are filing this Form 10-Q/A to reflect the Company’s status as a shell company as defined in Rule 12b-2 of the Exchange Act.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications of our principal executive officer and principal financial officer are being filed as an exhibit to this Amendment No. 1 on Form 10-Q/A.  No other information contained in the original filing is amended hereby.  Except for the matter described above, this amendment does not change any previously reported financial results, modify or update disclosures in the original filing, or reflect events occurring after the date of the original filing.

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

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Financial Statements:

Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	3

Statements of Operations for the Three Months ended March 31, 2008 and 2007 and the Period from October 31, 2006 (inception) through March 31, 2008 (unaudited)	4

Statements of Changes in Stockholders’ Equity for the period October 31, 2006 (Inception) through March 31, 2008 (unaudited)	5

Statements of Cash Flows for the Three Months ended March 31, 2008 and 2007 and the Period from October 31, 2006 (inception) through March 31, 2008 (unaudited)	6

Notes to Financial Statements (unaudited)	7

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

AS OF MARCH 31, 2008 AND DECEMBER 31, 2007
(UNAUDITED)

	March 31,	December 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$13,711	$13,711
Total current assets	13,711	13,711

TOTAL ASSETS	$13,711	$13,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Total current liabilities	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 3,000,000 shares issued and outstanding	3	3
Additional paid in capital	39,997	39,997
Deficit accumulated during the exploration stage	(26,289)	(26,289)
Total stockholders' equity	13,711	13,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$13,711	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

FOR THE THREE  MONTHS ENDED MARCH 31, 2008 AND 2007 AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2008
(UNAUDITED)

			OCTOBER 31,
			2006 (INCEPTION)
	THREE MONTHS ENDED		THROUGH
	MARCH 31,		MARCH 31,
	2008	2007	2008

OPERATING EXPENSES
Mineral property costs	$-	$5,000	$5,000
Professional fees	-	-	21,000
General and administrative	-	289	289
Total operating expenses	-	5,289	26,289

NET (LOSS)	$-	$(5,289)	$(26,289)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - BASIC AND DILUTED	3,000,000	3,000,000

NET (LOSS) PER SHARE	$(0.00)	$(0.00)

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

LODESTAR MINING, INCORPORATED
(Registrant)

Date: March 30, 2009	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer