Form 10-Q/A
period 2008-06-30
LODESTAR MINING INC
filed 2009-03-30
CIK 1397832

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
Yes ☒ No☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 4,010,000 shares outstanding as of July 31, 2008.

TABLE OF CONTENTS

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending June 30, 2008, originally filed with the Securities and Exchange Commission on August 7, 2008.  We are filing this Form 10-Q/A to reflect the Company’s status as a shell company as defined in Rule 12b-2 of the Exchange Act.

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

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF JUNE 30, 2008, AND DECEMBER 31, 2007

	(Unaudited) 6/30/08	12/31/07
ASSETS

CURRENT ASSETS
Cash	$8,699	$13,711
Total current assets	8,699	13,711

TOTAL ASSETS	$8,699	$13,711

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$-	$-
Total current liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 3,000,000 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	3	3
Additional paid in capital	39,997	39,997
Subscriptions receivable	-	-
Deficit accumulated during the exploration stage	(31,301)	(26,289)

Total stockholders’ equity	8,699	13,711

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,699	$13,711

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

The property is undeveloped raw land.   We will use funds from our offering to commence exploration and surveying operations.  To our knowledge, except as noted herein, the property has never been mined.  The only event that has occurred is the locating and the recording of the mining claims under the direction of Lake Claim Nickel, Inc.

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

The proceeds from the offering are designed to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.

We estimate the cost of the proposed work program to be $15,000 US.  This is comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes.  We estimate it will take up to four weeks to complete the program.  We will begin the program after the completion of the offering, weather permitting.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We are seeking equity financing to provide for the capital required to implement our research and exploration phases.  We believe that the funds raised from the offering will allow us to operate for one year.

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