Form 10-Q/A
period 2008-09-30
LODESTAR MINING INC
filed 2009-03-30
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

TABLE OF CONTENTS

i

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A amends the Company’s 10-Q for the period ending September 30, 2008, originally filed with the Securities and Exchange Commission on November 19, 2008.  We are filing this Form 10-Q/A to reflect the Company’s status as a shell company as defined in Rule 12b-2 of the Exchange Act.  Amendment No. 1 also clarifies that the company received all of the funding from the offering that the Company registered with the SEC in March, 2008 by July, 2008 and that the final shares of common stock were not issued until November, 2008.  The Company closed the offering in July, 2008 and all of the stock certificates except for one was issued in July, 2008.  The final stock certificate was issued in November, 2008.  As a result of the late issuance of that stock certificate, the Company erroneously reported that the offering closed in November, 2008 in its Quarterly Report on Form 10-Q for the period ending September 30, 2008.

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

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2008
(UNAUDITED)

					Deficits
					Accumulated	Accumulates
			Additional		During the	Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	-	(26,289)

Balance – December 31, 2007	3,000,000	3	39,997	-	(26,289)	-	13,711

Subscription Shares Issued	990,000	1	49,117	-	-	-	49,118

Net loss for the period	-	-	-	-	(222,650)	-	(222,650)

Foreign currency translation gain	-	-	-	-	-	6,539	6,539

Balance – September 30, 2008	3,990,000	$4	$89,114	$-	$(248,939)	$6,539	$(153,282)

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

NOTE 3 – STOCKHOLDERS EQUITY

Lodestar registered 2,000,000 shares of common stock to be offered at $0.05 per share.  In April through July, 2008, the Company issued 1,010,000 shares at $0.05 per share for a total of $50,500 (Canadian dollars).

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

NOTE 5 – FOREIGN EXCHANGE

Lodestar’s financial statements have been prepared using U.S. Dollars.  However, the transactions that took place in the third quarter required the use of Canadian currency.  The Canadian dollars listed on the September 30, 2008 Balance Sheet were converted at the rate on September 30, 2008, which was ..94 US dollar for 1 Canadian dollar.  The Canadian dollars listed on the Statements of Operations for the three and nine Months ended September 30, 2008 were converted at an average rate for the period which was .98 US dollar for 1 Canadian dollar. The net effect of the conversion resulted in a foreign currency translation gain of $6,539, which is recorded as other comprehensive income in the statement of operations for the three and nine month period ended September 30, 2008

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

The property is undeveloped raw land. We received $50,500 in Canadian dollars from our offering in July, 2008.  We will use these funds to commence exploration and surveying operations.  To our knowledge, except as noted herein, the property has never been mined.  The only event that has occurred is the locating and the recording of the mining claims under the direction of Lake Claim Nickel, Inc.

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

During November 2008, work on the Zavitz property consisted of reconnaissance geological mapping, prospecting, collecting of samples for whole rock chemical analysis and a preliminary evaluation of the Fiset Gold showing.  The work at the Fiset Gold showing consisted of rehabilitating and recutting of old lines, cutting of a trail to the showing, hand stripping of outcrop, drilling and blasting of a trench, sampling and assaying of grab samples from the trench.  A report on the work and results is available from Claim Lake Nickel Inc.

The proceeds from the offering were used to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.  The cost of the  work program  was approximately $15,000 US, which was  comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes.

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

At the present time, we have not made any arrangements to raise additional cash other than through the offering that was registered with the SEC in March, 2008 and funded in July, 2008.  If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  The funds raised in the March, 2008 registration offering will allow the company to operate for a minimum of one year.  Other than as described in this paragraph, we have no other financing plans.

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