Form 10-K
period 2008-12-31
LODESTAR MINING INC
filed 2009-04-15
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20429

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

Commission file number: 333-143352

Lodestar Mining, Incorporated

(Exact name of registrant as specified in its charter)

Delaware	20-8901634
(State or other jurisdiction of	(I.R.S. employer identification no.)
incorporation or organization)

400 Steeprock Drive
Toronto, Ontario, Canada,	M3J2X1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (416) 505-1593

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on Which Registered

Common stock, par value $0.000001 per share	None

Securities to be registered under Section 12(g) of the Exchange Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K are contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☒  Yes ☐ No

The aggregate market value of the voting stock held by non-affiliates as of March 30, 2009, was approximately $29,000.  The value is based on the sales price of the registered common stock sold in 2008.  There have been so sales of the common stock since the initial purchase by the non-affiliates in the registered offering.  For purposes of this computation only, all executive officers, directors, and beneficial owners of more than 10% of the outstanding Common Stock, are assumed to be affiliates.

The number of shares outstanding of the issuer's Common Stock on March 24, 2009, was 4,010,000.

DOCUMENTS INCORPORATED BY REFERENCE

None

Lodestar Mining, Incorporated
FORM 10-K
TABLE OF CONTENTS

i

PART I

ITEM 1.              BUSINESS

Lodestar Mining, Incorporated, a Delaware corporation, was incorporated on October 31, 2006.  We are an exploration stage corporation.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves, which are not in either the development or production stage.  We do not own any properties.   We are not a blank-check company since we have a concise business plan.

Our administrative office is located at 400 Steeprock Drive, Toronto, ON Canada M3J 2X1, our telephone number is (416) 505-1593, and our registered statutory office is located at 37046 Teal Ct., Selbyville, DE 19975. Our fiscal year end is December 31. Our mailing address is 400 Steeprock Drive, Toronto, ON Canada M3J 2X1.

Background

On March 13, 2007 we executed a Mineral Claim Option Agreement (the "Option Agreement") with Claim Lake Nickel Inc., a corporation incorporated pursuant to the laws of the Province of Ontario, having its principal business address at 408 Bay St, Orillia,  Ontario, Canada, L3V 3X4, an unrelated third party that holds title to the property we intend to explore. Under the terms of the Option Agreement, Lodestar has a sole, exclusive, immediate and irrevocable option to acquire a ten percent (10%) legal and beneficial interest in certain Mineral Dispositions (as defined in Exhibit A) free and clear of any and all encumbrances in registerable or recordable form, and the right to explore these Mineral Disposition located in the Zavitz and Hutt Township in Ontario, Canada currently held in the name of Claim Lake Nickel Inc. Record title to the property upon which we intend to conduct exploration activities is not held in our name.  We intend to explore for gold on the property.

At Lodestar’s sole discretion, Lodestar may exercise the Option by making exploration and development expenditures in relation to the Mineral Dispositions in accordance with the following schedule as stated in Canadian dollars in the aggregate:

		CAN $	US $(1)

(i)	by the first anniversary date the Effective Date	$50,000	$42,782.60
(ii)	by the second anniversary of the Effective Date	$75,000	$61,274.48
(iii)	by the third anniversary of the Effective Date	$100,000	$81,699.30

(1)           US Dollar conversion based on December 31, 2008 exchange rate of ..816993  US Dollar to 1 Canadian Dollar.

As of December 31, 2008, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 (Canadian dollars) recorded as a liability in its financial statements.  The due date for the second option payment of $75,000 has been extended to March 13, 2010.

The Option Agreement calls for title of the mineral claims to be transferred to Lodestar Mining, Incorporated upon the exercise of the Option.  Upon exercise of the Option, the Option Agreement shall become an agreement for the transfer and assignment to Lodestar of a ten percent (10%) legal and beneficial interest in and to the Mineral Dispositions, free and clear of any and all Encumbrances. Lodestar is required to return the claims to Claim Lake Nickel Inc. in the event that it does not fulfill the terms of the Option Agreement.

The property is undeveloped raw land.  To our knowledge, except as noted herein, the property has never been mined.  The only event that has occurred is the locating and the recording of the mining claims under the direction of Lake Claim Nickel, Inc.

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

A portion of the proceeds from the offering that closed in 2008 were used to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.  The cost of the  work program  was approximately $15,000 US, which was comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes.

Management recommends the following work for the Zavitz Property: on the Voyager Showing and core claims, ground checking of TDIP anomalies and spotting of the five highest priority drill targets should be carried out.  Drilling should be done along strike on 100 m centers and at depth below the Voyager Showing (Quantec Zones “'D2A”'D3, “'D2B”'D3, “'D2C”'D3 and “'D2D”'D3) outlined by 1998 and 1999 geophysical surveys.  The budget recommended for Phase 1 to consist of geological mapping, prospecting, lithogeochemistry, and 2,500 m of diamond drilling is $208,000. Phase II, follow- up drilling would total $239,500.

As of March 13, 2009, the second option payment of $75,000 had not been made. Accordingly, Lodestar executed an extension agreement dated March 12, 2009 with Claim Lake Nickel wherein Claim Lake agreed to extend the term for the second payment to March 13, 2010.

Claim Lake intends to continue to develop its property through additional surface exploration comprising geological mapping, lithogeochemistry and soil geochemistry and diamond drilling. This activity is dependent on being able to raise additional funding.

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

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and will devote between approximately 10% of their time per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties. Because Mr. Love is the only member of our management team who has mining experience and Mr. Love only devotes about 10% of his time to our operation, our officers and directors will hire qualified persons to perform the surveying, exploration, and excavating of the property.

Competitive Factors

The gold mining industry is fragmented - that is, there are many, many gold prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find gold on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are a considerably small participant in the gold mining market. Readily available gold markets exist in Canada and around the world for the sale of gold. Therefore, we will be able to sell any gold that we are able to recover.

Regulations

Our mineral exploration program is subject to the regulations of the Mining Act of Ontario.

Claim Lake Nickel, Inc. will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. Restoration of the disturbed land will be completed according to law. All holes, pits and/or shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only "cost and effect" of compliance with environmental regulations in Canada is returning the surface to its previous condition upon abandonment of the property.

ITEM 1A.           RISK FACTORS

Not Applicable.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.              PROPERTIES

Our administrative office is located at 400 Steeprock Drive, Toronto, ON Canada M3J 2X1.

Information Related to Mineral Claims

The Mineral Dispositions are located in the Zavitz and Hutt Township in Ontario, Canada currently held in the name of Claim Lake Nickel Inc, a corporation incorporated pursuant to the laws of the Province of Ontario, having its principal business address at 408 Bay St, Orillia, Ontario, Canada, L3V 3X4.  Record title to the property upon which we intend to conduct exploration activities is not held in our name.

There are no liens, charges, or encumbrances against the Mineral Dispositions. All Claims Status are in good standing. There are no other agreements or options on the Mineral Dispositions.

Location

The Zavitz Property is located in the southeast corner of the Township of Zavitz approximately 50 kilometers SSE of the City of Timmins, NW of Moray Lake and SW of West Nighthawk Lake.  The property is centered approximately at coordinates 81o 05' E and 48o 02' N.

Access

Access to the Zavitz Township Property is gained by good all-weather gravel logging roads south from Timmins or west from the town of Matachewan.

Climate

The local climate is typical of northeastern Ontario and northwestern Quebec, having a continental climate with cold winters and short hot summers. The temperature peaks in July with an average of 24o C and an extreme temperature of 38.9o C recorded June 31, 1998, with above 20o C temperatures typically running June to August.  The low temperature of the year is in January with an average of -23.6o C and an extreme low of -47o C achieved on January 17, 1982, with below 0o C weather typically running from November until April.  There are typically 183 days below 0o C in a year and only 97 days above 18o C in a year.  The area typically receives 875.7 millimeters of precipitation in a year, with 587.4 mm arriving as rain and 288.9 mm as snow.  September is the wettest month receiving 97.5 mm of rain and 0.4 mm of snow and April being the driest month only receiving 32.2 mm of rain and 16.6 mm of snow. (These statistics are from the Kirkland Lake Airport statistical archives.)

Property History

Claim Lake Nickel programs in the period 1998-2007 consisted of data compilation, geological  mapping, line cutting, trenching, blasting, and magnetic and gradient TDIP surveys (by Quantec Inc).

Area Physiography

The Zavitz Township area lies within the Abitibi upland physiographic region.  It is largely an area of low relief, bedrock dominated peneplain with isolated, lithologically controlled topographic highs.  Locally, glacial landforms add to the relief of the area.  Elevations range from 290 to 520 meters above sea level.  Huronian embayment fringes form north facing cliffs up to 75 meters high to the east of Zavitz Township. Relief is generally much less than 15 meters within a portion of Fallon, Fasken, Cleaver and McNeil Townships centered on the Nighthawk and Whitefish river drainage basins.  Thick fine grained, glaciolacustrine deposits subdue local landscape and form a terrain characterized by broad, poorly drained, swampy conditions. A N-S trending esker occurs in the eastern part of the Zavitz property.

Local Resources and Infrastructure

The regional mining centre of Timmins, a town 50 kilometers from the Mineral Disposition, is able to provide all needed supplies and personnel to operate an exploration project or a producing mine.  Services are also available in Matachewan and Kirkland Lake.  The property is approximately 100 kilometers from a railhead and from both highway 144 to the west and highway 11 to the east.

Regional Geology

The property is situated within the Peterlong Lake Area, between Timmins and Shining Tree in the west-central part of the Abitibi metavolcanic-metasedimentary belt in the Superior Province of the Canadian Shield.  The bedrock units consist mainly of early PreCambrian metavolcanics and mafic-felsic plutonic rocks, intruded by middle to late PreCambrian diabase dikes.  The region, including Zavitz Township, has been mapped by the Ontario Geological Survey.

Two cycles of volcanism have been described in Zavitz and surrounding townships.  A younger volcanic sequence, consists of a lower unit of ultramafic metavolcanics and associated Mg-rich mafic metavolcanics, and an upper thick sequence of mafic to intermediate metavolcanics.

Numerous small mafic to ultramafic flows (komatiites), stocks and several large, layered, mafic to ultramafic sill complexes occur in the felsic metavolcanic sequences.  Some mafic dikes associated with these intrusions may in part represent feeders to the overlying mafic to intermediate metavolcanics.

A major north-south trending fault, the Burrows-Benedict Fault, cuts through the central  part of Zavitz Township and extends north through Tisdale Township in the Timmins area. A northwest striking dextral fault cuts the property on the southwest side.  A northeast striking anticline is projected through the north-central portion of the property.

Regional Mineralization

Producing mines within 100 kilometers include: 1) the Texmont Ni-PGE mine, which is located along the boundary of Bartlett and Geikie Townships; 2) several mines in the Matachewan gold camp, including Young-Davidson and Matachewan Consolidated in Matachewan (Powell Township), SE of the project area, and 3) the Ashley Gold Mine in northwestern Bannockburn Township.

ITEM 3.              LEGAL PROCEEDINGS

None

ITEM 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock

We are authorized to issue One Billion (1,000,000,000) shares of common stock $0.000001 par value per share.  As of March 24, 2009, there are 4,010,000 shares of common stock issued and outstanding held by shareholders of record.

Each share of common stock entitles the holder to one vote, either in person or by proxy, at meetings of shareholders.  The vote of the holders of a majority of the issued and outstanding shares of common stock entitled to vote thereon is sufficient to authorize, affirm, ratify or consent to such act or action, except as otherwise provided by law.

In the election of directors, the stockholders are permitted to vote their shares cumulatively.  Accordingly, each shareholder entitled to vote in the election of directors has the right to vote the number of shares owned by such shareholder for as many persons as there are directors to be elected.

Holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors out of the surplus of Lodestar.  We have not paid any dividends since our inception, and we presently anticipate that all earnings, if any, will be retained for development of our business.  Any future disposition of dividends will be at the discretion of our Board of Directors and will depend upon, among other things, our future earnings, operating and financial condition, capital requirements and other factors.

Holders of our common stock have no preemptive rights or other subscription rights, conversion rights, redemption or sinking fund provisions.  Upon our liquidation, dissolution or winding up, the holders of our common stock will be entitled to share ratably in the net assets legally available for distribution to shareholders after the payment of all of our debts and other liabilities.  There are not any provisions in our Certificate of Incorporation or our Bylaws that would prevent or delay change in our control.

Market Information

There is no established public trading market for our securities and a regular trading market may not develop, or if developed, may not be sustained.  We have no plans, proposals, arrangements, or understandings with any person with regard to the development of a trading market in any of our securities.  The selling price of our stock from 2006 through 2008 has ranged from $0.01 per share for transaction in the last quarter of 2006 to $0.05 per share for all sales in 2008.

OTC Bulletin Board Qualification for Quotation

To have our shares of common stock on the OTC Bulletin Board, a market maker must file an application on our behalf in order to make a market for our common stock.

Preferred Stock

The Company is authorized to issue Twenty Million (20,000,000) shares of preferred stock $0.000001 par value per share.  There are no preferred shares outstanding.

Preferred stock may be issued in series with preferences and designations as the Board of Directors may from time to time determine.  The board may, without shareholders approval, issue preferred stock with voting, dividend, liquidation and conversion rights that could dilute the voting strength of our common shareholders and may assist management in impeding an unfriendly takeover or attempted changes in control.

Warrants and Options

There are no warrants or options to purchase our common and preferred stock outstanding.  We may, however, in the future grant such warrants or options and/or establish an incentive stock option plan for our directors, employees and consultants.

No purchases of our own equity securities, either as a part of a publicly announced plan or otherwise, were made during any month in 2008.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised $50,500 from our 2008 offering.  We believe it, together with the $30,000 US received from Ian McKinnon, Chief Executive Officer and Director, for the purchase of 3,000,000 shares, will last until March, 2010.

Management recommends the following work for the Zavitz Property: on the Voyager Showing and core claims, ground checking of TDIP anomalies and spotting of the five highest priority drill targets should be carried out.  Drilling should be done along strike on 100 m centers and at depth below the Voyager Showing (Quantec Zones “'D2A”'D3, “'D2B”'D3, “'D2C”'D3 and “'D2D”'D3) outlined by 1998 and 1999 geophysical surveys.  The budget recommended for Phase 1 to consist of geological mapping, prospecting, lithogeochemistry, and 2,500 m of diamond drilling is $208,000. Phase II, follow- up drilling would total $239,500.

As of March 13, 2009, the second option payment of $75,000 had not been made. Accordingly, Lodestar executed an extension agreement dated March 12, 2009 with Claim Lake Nickel wherein Claim Lake agreed to extend the term for the second payment to March 13, 2010.

Claim Lake intends to continue to develop its property through additional surface exploration comprising geological mapping, lithogeochemistry and soil geochemistry and diamond drilling. This activity is dependent on being able to raise additional funding.

We will be conducting research in the form of exploration of the property.  We are not going to buy or sell any plant or significant equipment during the next twelve months.

Our exploration target is to find an ore body containing gold.  Our success depends upon finding mineralized material.  This includes a determination by our consultant if the property contains reserves.  We have not selected a consultant as of the date of this annual report.  Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

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

The property is undeveloped raw land. We closed our offering in 2008 and raised approximately $50,500 in Canadian dollars from this offering.  We have used $15,000 of these funds to commence exploration and surveying operations.  Management believes we have sufficient funds to operate until March, 2010.

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

A portion of the proceeds from the offering that closed in 2008 were used to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.  The cost of the  work program  was approximately $15,000 US, which was comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We are seeking equity financing to provide for the capital required to implement our research and exploration phases.  We believe that the funds raised from the offering that closed in 2008 will allow us to operate until March, 2010.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

Comparison of 2008 to 2007

Set forth below is an analysis of the financial condition and results of operation of Lodestar for the year ended December 31, 2008 compared to the year ended December 31, 2007.

We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

	2008	2007

Operating Expenses	$220,280	$26,289

There was a 737.92% increase in operating expenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The main component of the increase in operating expenses are the mineral property costs which increased from $5,000 for the year ended December 31, 2007 to $206,866 for the year ended December 31, 2008.  During the audit for the 2008 year end, it was concluded that generally accepted accounting principles state that mineral property costs associated with the Claim Lake Nickel, Inc. Option Agreement be expensed.  As of December 31, 2008, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 (Canadian dollars) recorded as a liability in its financial statements.

	2008	2007

Gain on Foreign Currency Translation	$18,857	-

For the year ended December 31, 2008, there was a foreign exchange rate gain of $18,857 as compared to no foreign currency gain or loss in the prior year.  The majority of this gain, $13,134, is due to the expensing of the mineral property costs.

Accordingly, there was a loss for the year ended December 31, 2008 and 2007, respectively, of $201,423 and $26,289.

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

At December 31, 2008, we had a working capital deficit of ($137,602), which is currently insufficient for us to implement our business plan.

At the present time, we have not made any arrangements to raise additional cash other than through the offering that was registered with the SEC in March, 2008 and closed in 2008.  If we need additional cash and can't raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely.  The funds raised in the March, 2008 registration offering will allow the company to operate until March, 2010.  Other than as described in this paragraph, we have no other financing plans.

As of March 13, 2009, the second option payment of $75,000 had not been made. Accordingly, Lodestar executed an extension agreement dated March 12, 2009 with Claim Lake Nickel wherein Claim Lake agreed to extend the term for the second payment to March 13, 2010.

As of December 31, 2008, we have yet to generate any revenues.

We issued 3,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933. On November 15, 2006, the corporation issued 3,000,000 shares of restricted common stock to Ian McKinnon, Chief Executive Officer of Lodestar Mining, Incorporated, that Rule 144 of the Securities Act of 1933 defines as restricted securities.  The shares were issued in consideration for payment of $30,000 US from Ian McKinnon.  These shares will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

We registered 2,000,000 shares of common stock to be offered at $0.05 per share.  In 2008, we issued 1,010,000 shares at $0.05 per share for a total of $50,500 (Canadian dollars).

As of December 31, 2008, our total assets were $9,806 US and our total liabilities were $147,408 US.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.              FINANCIAL STATEMENTS

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Financial Statements:

Report of Independent Registered Public Accounting Firm	13

Balance Sheets as of December 31, 2008 and December 31, 2007	14

Statements of Operations for the twelve months ended December 31, 2008 and December 31, 2007 and the period from October 31, 2006 (inception) through December 31, 2008	15

Statements of Changes in Stockholders’ Equity for the period October 31, 2006 (inception) through December 31, 2008	16

Statements of Cash Flows for the twelve months ended December 31, 2008 and December 31, 2007 and the period from October 31, 2006 (inception) through December 31, 2008	17

Notes to Financial Statements	18

Report of Independent Registered Public Accounting Firm

To the Directors of
Lodestar Mining, Incorporated

We have audited the accompanying balance sheets of Lodestar Mining, Incorporated (an exploration stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders' deficit, and cash flows for the periods then ended and the period from October 31, 2006 (inception) through December 31, 2008.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Lodestar Mining, Incorporated as of December 31, 2008 and 2007, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

April 13, 2009

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	12/31/08	12/31/07
ASSETS
CURRENT ASSETS
Cash	$9,806	$13,711
Total current assets	9,806	13,711

TOTAL ASSETS	$9,806	$13,711

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Mining expense payable	$142,974	$-
Accrued expense	4,434	-
Total current liabilities	147,408	-

TOTAL LIABILITIES	147,408	-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized 4,010,000 and
3,000,000 shares issued and outstanding at December 31, 2008 and December 31, 2007, respectively	4	3
Additional paid in capital	90,106	39,997
Deficit accumulated during the exploration stage	(246,569)	(26,289)
Accumulated other comprehensive income	18,857	-
Total stockholders' equity (deficit)	(137,602)	13,711

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$9,806	$13,711

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE TWELVE MONTHS ENDED
DECEMBER 31, 2008  AND DECEMBER 31, 2007
AND THE PERIOD FROM
OCTOBER 31, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

	TWELVE MONTHS ENDED DECEMBER 31, 2008	TWELVE MONTHS ENDED DECEMBER 31, 2007	OCTOBER 31, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008
REVENUE	$-	$-	$-
COST OF REVENUES	-	-	-
GROSS PROFIT	-	-	-
OPERATING EXPENSES
Mining property costs	206,866	5,000	211,866
Professional fees	9,000	21,000	30,000
Commissions/consulting fees
General and administrative	4,414	289	4,703
Total operating expenses	220,280	26,289	246,569

NET (LOSS)	(220,280)	(26,289)	(246,569)

GAIN ON FOREIGN CURRENCY TRANSLATION	18,857		18,857

TOTAL COMPREHENSIVE (LOSS)	$(201,423)	$(26,289)	$(227,712)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING (Basic and Diluted)	3,529,044	3,000,000	-

NET (LOSS) PER SHARE	$(0.06)	$(0.01)	-

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD
OCTOBER 31, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

					Deficits
					Accumulated	Accumulated
			Additional		During The	Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	-	10,000

Net Loss for the period	-	-	-		(26,289)	-	(26,289)

Balance – December 31, 2007	3,000,000	3	$39,997	-	(26,289)	-	13,711

Subscription shares issued	1,010,000	1	$50,109	-		-	50,110

Net loss for the period	-	-	-	-	(220,280)	-	(220,280)

Foreign currency translation loss	-	-	-	-		18,857	18,857

Balance – December 31, 2008	4,010,000	$4	$90,106	$-	$(246,569)	$18,857	$(137,602)

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE TWELVE MONTHS ENDED
DECEMBER 31, 2008  AND DECEMBER 31, 2007
AND THE PERIOD FROM
OCTOBER 31, 2006 (INCEPTION) THROUGH DECEMBER 31, 2008

	Twelve Months Ended December 31, 2008	Twelve Months Ended December 31, 2007	October 31, 2006 (Inception) Through December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(220,280)	$(26,289)	$(246,569)

Increase of mining payable	142,974	-	142,974

Increase of accrued expenses	4,434	-	4,434

Net cash (used in) operating activities	(72,872)	(26,289)	(99,161)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of stock for cash and subscriptions receivable	50,110	30,000	80,110

Contribution of capital	-	10,000	10,000

Net cash provided by financing activities	50,110	40,000	90,110

EFFECTS OF FOREIGN EXCHANGE RATE	18,857	-	18,857

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,905)	13,711	9,806

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	13,711	-	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,806	$13,711	$9,806

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

Cash paid for income taxes	-	-	-

Cash paid for interest	-	-	-

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

On October 31, 2006, Lodestar Mining, Incorporated (the “Company”) was incorporated in the State of Delaware.

The Company’s principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its mineral property under option contains mineral reserves that are economically recoverable.

NOTE 2	Going Concern

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and to determine the existence, discovery and successful exploration of economically recoverable reserves in its resource properties, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  The Company has had very little operating history to date.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  These factors raise substantial doubt regarding the ability of the Company to continue as a going concern.

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates.  The Company’s functional currency is the Canadian dollar, while the Company reports its currency in the US dollar.  The Company records these translation adjustments as accumulated other comprehensive income (loss).  For the twelve months ended December 31, 2008, the Company recorded approximately $18,800 in transaction gains as a result of currency translation.

Lodestar’s financial statements have been prepared using U.S. Dollars.  However, the transactions that took place in the third quarter required the use of Canadian currency.  The Canadian dollars listed on the December 31, 2008 Balance Sheet were converted at the rate on December 31, 2008, which was ..94 US dollar for 1 Canadian dollar.  The Canadian dollars listed on the Statements of Operations for the twelve months ended December 31, 2008 were converted at an average rate for the period which was .98 US dollar for 1 Canadian dollar.  The net effect of the conversion resulted in a foreign currency translation gain of $18,857, which is recorded as other comprehensive income in the statement of operations for the twelve month period ended December 31, 2008.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.  There were no cash equivalents at December 31, 2008 and 2007.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation.  Depreciation is provided using the straight-line method over the estimated useful lives of the related assets.  Costs of maintenance and repairs are charged to expense as incurred.

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recoverability of Long-Lived Assets

The Company reviews the recoverability of its long-lived assets on a periodic basis whenever events and changes in circumstances have occurred which may indicate a possible impairment.  The assessment for potential impairment is based primarily on the Company’s ability to recover the carrying value of its long-lived assets from expected future cash flows from its operations on an undiscounted basis.  If such assets are determined to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets.  Fixed assets to be disposed of by sale are carried at the lower of the then current carrying value or fair value less estimated costs to sell.

Mineral Property Costs

The Company has been in the exploration stage since its formation on October 31, 2006 and has not yet realized any revenues from its planned operations.  It is primarily engaged in the acquisition and exploration of mineral resources, and did not enter into its first mineral claim option agreement until March 13, 2007.  Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified. To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets.  The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of December 31, 2008, any potential costs relating to the retirement of the Company’s mineral property interests are not yet determinable.

Fair Value of Financial Instruments

The carrying amount reported in the balance sheet for cash and cash equivalents, accounts payable, accrued expenses, and related party advances approximate fair value because of the immediate or short-term maturity of these financial instruments.  The Company does not utilize derivative instruments.

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting.  Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  Common stock equivalents are not included in the computation of diluted earnings per share when the Company reports a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

December 31,
2008

Net loss	$(201,423)

Weighted-average common shares Outstanding (Basic)	3,529,044

Weighted-average common stock Equivalents
Stock options	-
Warrants	-

Weighted-average common shares Outstanding (Diluted)	3,529,044

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Development Stage Company

The Company complies with Statement of Financial Account Standard (“SFAS”) No. 7 for its characterization as a Development Stage Company.  Among the disclosures required by SFAS 7 are that the statement of operations, stockholders’ deficit and cash flow disclose activity since the date of the Company’s inception.

Recent Issued Accounting Standards

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”).  SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions).  Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates.  A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.  This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The adoption of SFAS159 has not had a material effect on the company’s financial statements.

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of FIN No. 48 has not had a material impact on the Company’s financial statements.

NOTE 3-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Issued Accounting Standards (Continued)

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued  SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The adoption of SAB 108 has not had a material impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an Amendment of SFAS 115," ("SFAS 159"). SFAS 159 establishes a fair value option that permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates.  A business entity shall report unrealized gains and losses on items for which the fair value options have been elected in earnings at each subsequent reporting date.  SFAS 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, provided the entity elects to apply the provisions of SFAS 157. SFAS 159 is not expected to have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 requires: (i) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent's equity; (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income; (iii) changes in a parent's ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently; (iv) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary and any gain or loss on the deconsolidation be initially measured at fair value; and (v), entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. SFAS 160 is not expected to have a material impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133" ("SFAS No. 161").  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and is not expected to have a material impact on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy).  SFAS 162 becomes effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendment to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” and is not expected to have a significant impact on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163 Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60. SFAS 163 resolves existing inconsistencies in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises”.  SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts.  SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities.  SFAS 163 is not expected to have a significant impact on our consolidated financial statements.

NOTE 4-	MINERAL PROPERTIES

As of December 31, 2006, the Company had no ownership in any properties.

On March 13, 2007, the Company entered into a Mineral Claim Option Agreement (the “Option Agreement”) with Claim Lake Nickel Inc., a corporation incorporated pursuant to the laws of the Province of Ontario (“Claim Lake Nickel”). Pursuant to the Option Agreement, the Company has the sole, exclusive, immediate and irrevocable option to acquire a ten percent (10%) legal and beneficial interest in certain mineral dispositions owned by Claim Lake Nickel in Zavitz Township in Ontario, Canada.

The consideration for this option is as follows:

i)	The Company paid $5,000 (Canadian $) as the option payment, which was made in US $ on March 13, 2007 at a conversion rate of 1 USD = 1.1584 CAD;

ii)
At the Company’s sole discretion, it may exercise its option by making exploration and development expenditures in relation to the Mineral Dispositions as follows: a) $50,000 (CD$) by the first anniversary date; b) $75,000 (CD$) by the second anniversary date; and c) $100,000 (CD$) by the third anniversary date. The Company may accelerate its expenditures on the Mineral Dispositions and these expenditures shall then be credited toward subsequent anniversary work commitments as set forth above; and

iii)
The Company’s exploration and development expenditures shall include an administrative fee equal to fifteen percent (15%) of all direct costs incurred by the Company in conducting exploration and development including, but without limitation, salaries and benefits.  As of December 31, 2008, we did not owe for any direct expenses incurred, and as of the date of this report, we are unable to estimate our future burden for these expenses.

As of December 31, 2008, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 (Canadian dollars) ($142,974 in U. S. Dollars as of December 31, 2008) recorded as a liability in its financial statements.

NOTE5-	STOCKHOLDERS’ EQUITY

The Company was established with two classes of stock: a) Preferred stock – 20,000,000 shares authorized at a par value of $0.000001; and b) Common stock – 1,000,000,000 shares authorized at a par value of $0.000001.

The Company has not issued any preferred shares to date.

The Company in November 2006, issued 3,000,000 shares of common stock to its founder at $.01 per share. The proceeds of $30,000 was reflected originally as a subscription receivable, and all of this amount has been paid. Lodestar registered 2,000,000 shares of common stock to be offered at $0.05 per share.  In April through September, 2008, the Company issued 1,010,000 shares at $0.05 per share for a total of $50,500 (Canadian dollars).  As of December 31, 2008, the Company has 4,010,000 shares of common stock issued and outstanding.

The Company has not issued any options or warrants to date.

NOTE 6-	PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities.  Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return.  Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

As of December 31, 2008, there is no provision for income taxes, current or deferred.

Net operating losses	$83,833
Valuation allowance	(83,833)

$-

At December 31, 2008, the Company had net operating loss carryforward in the approximate amount of $246,569 available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2008 is summarized below.

2008
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 7-	COMMITMENTS AND CONTINGENCIES:

As of December 31, 2008, we do not have any commitments or contingencies and are not currently leasing any office space.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9T.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.  Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.               OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The board of directors elects our executive officers annually.  A majority vote of the directors who are in office are required to fill vacancies.  Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal.  Our directors and executive officers are as follows:

Name	Age	Position

Ian McKinnon	61	Chief Executive Officer and Director

Becky McKinnon	61	Secretary

William Love	49	Director

Ian McKinnon has been our Chief Executive Officer and Director since November 10, 2006.

Ian McKinnon is currently President of TCOW Inc. a position he has held since 2005, with a principal place of business of 400 Steeprock Drive, Toronto, ON Canada M3J 2X1.  Mr. McKinnon holds a Bachelor's Degree in Economics from Princeton University and a Master of Business Administration from Columbia University.  He has had a long and varied career in the investment banking business where he researched, analyzed and financed a great many small capitalization companies.   Ian McKinnon devotes 10% of his time to our business.

Becky McKinnon has been our Secretary since November 10, 2006.

Becky McKinnon is currently Executive Chairman of TCOW Inc. with a principal place of business of 400 Steeprock Drive, Toronto, ON Canada M3J 2X1.  She held the position of President from 1985 to 2005.

Ms. McKinnon received a Bachelor of Arts from Wellesley College in 1968, and a Bachelor of Education from the University of Toronto in 1970.  In addition to the integral role she plays at TCOW Inc., Ms. McKinnon has been involved with numerous Associations and Charitable Foundations.
Becky McKinnon devotes 10% of her time to our business.

William Love has been our Director since November 10, 2006.

William D. Love is currently Vice-President, Business Development, Corporate Finance Specialist and Geologist with Sage Gold, Inc.  Sage Gold Inc. is a mineral exploration company with an address of 365 Bay Street, Suite 500 Toronto, Ontario.  Mr. Love worked on field programs throughout Canada for four summers during his undergraduate program at Lakehead University, Thunder Bay, Canada, where Mr. Love obtained a Bachelor of Science, with honors in geology in 1981.  Mr. Love has spent the last fifteen years as a geologist who has been involved in mineral exploration in Canada as well as a venture capitalist and a corporate finance specialist in a variety of resource and technology companies.  The specifics of Mr. Love’s mining experience is set forth below:

Time Period	Position
1981-1982	Project geologist at Falconbridge Cooper, Kirkland Lake and Savant Lake Ontario – VMS projects

1982	Geologist with David Bell Geological Services and participated in the discovery of the Hemlo Gold Deposits

1983	Geologist with George Cavey Geological Services in the Hemlo area

1984-1985	Obtained Masters Business Administration from Saint Mary’s University, Halifax, Nova Scotia and completed a thesis on Project Evaluation in Mining

1985	Geologist for Giant Bay Resources – NWT

1988-1990	Mining Specialist and involved in Institutional Equity Sales for Levesque Beaubien in London, England

1991-2000	Founder of EMR Microwave Technology Corp. which was involved in the microwave processing of refractory ore materials.

1993-1994	Founder of Adex Mining Corp. which was involved in the tin tungsten deposit in New Brunswick

1995-1997	President and Founder of Eastcan Mining Corp., a private company active in mineral exploration in Argentina.

2003-present	Founder and Technical Advisor to Candover (UK), a private company engaged in the acquisition and exploration of a large land concession in the Lake Victoria goldfields, Tanzania.

2005-present	Geological Consultant and Vice President of Business Development at Sage Gold Inc., a mineral exploration company active in Ontario, Nevada and Arizona.
William Love devotes 10% of his time to our business.

Family Relationships

Ian McKinnon and Becky McKinnon are married.

Significant Employees

None

Directorships

No officer or directors holds any other directorships in other public companies.

Legal Proceedings

No officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last five years in any of the following:

•	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•
Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

•
Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company's securities with the SEC on Forms 3 (Initial Statement of Beneficial Ownership), 4 (Statement of Changes of Beneficial Ownership of Securities) and 5 (Annual Statement of Beneficial Ownership of Securities).  Based on our records and other information, we believe that in 2008 our directors, executive officers and shareholders owning 10% or more of the common stock of Lodestar Mining, Incorporated met all applicable SEC filing requirements, except Ian McKinnon and Michelle Nickel, each of whom had one (1) late report relating to one (1) transaction.

Code of Ethics

Lodestar Mining, Incorporated has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, principal accounting officer and any other senior executive officers.  Ian McKinnon and William Love have executed the Code of Ethics.  A copy of the Code of Ethics is attached as Exhibit 14 to this Annual Report on Form 10-K.

Changes to Nomination Process

There were no material changes to the procedures by which shareholders may recommend nominees to Lodestar Mining, Incorporated’s board of directors.

Audit Committee

Lodestar Mining, Incorporated does not have a separately-designated audit committee.  The entire board of directors serves as the audit committee of the company.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Agreements

The following table sets forth summary information concerning the compensation received for services rendered to us during the fiscal years ended December 31, 2008 and 2007 by our chief executive officer.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non- Equity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)(1)	(j)
Ian McKinnon	2008	$0	$0	-	-	0	0	$0	$0
President and Director	2007	$0	$0	-	-	0	0	$0	$0

Employment Agreements

We do not have an employment agreement with Ian McKinnon or any other officer or employee.

Director Compensation

We do not pay our directors any fees or other compensation for serving as a director.  We have not granted any stock options or stock awards to our directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of December 31, 2008, by:  (i) each person known by us to be the beneficial owner of more than 5% of our outstanding common stock; (ii) each of our directors; (iii) each of our officers; and (iv) our executive officers and directors as a group.

Names and Address of Beneficial Owner	Shares of Common Stock Beneficially Owned
	Number	Percent
Ian McKinnon	3,000,000	74.81%
Becky McKinnon	0	0%
William Love	0	0%
Michelle M. Nickel	430,000	10.72%

All Directors and named Executive Officers as a group

[4 persons]	3,430,000	85.58%

The table above is based upon information derived from our stock records.  Unless otherwise indicated in the footnotes to the table and subject to community property laws where applicable, each of the shareholders named in the table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.  Except as set forth above, applicable percentages are based upon 4,010,000 shares of common stock outstanding as of December 31, 2008.

The information presented above regarding beneficial ownership of our voting securities has been presented in accordance with the rules of the Securities and Exchange Commission and is not necessarily indicative of ownership for any other purpose.  Under these rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security.  A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right.  More than one person may be deemed to be a beneficial owner of the same securities.  The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days.  Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.  Except as otherwise indicated below and under applicable community property laws, we believe that the beneficial owners of our common stock listed above have sole voting and investment power with respect to the shares shown.

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of the company.

Lodestar Mining, Incorporated does not have a compensation plan under which equity securities are authorized for issuance.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

None

Director Independence

Ian McKinnon is not independent under the NASDAQ listing standards because he is an executive officer of Lodestar Mining, Incorporated.  William Love is independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following audit fees were paid to M & K CPAS, PLLC:

For fiscal year end December 31, 2008:  $ 9,000

For fiscal year end December 31, 2007:  $ 5,000

Lodestar Mining, Incorporated did not pay any other fees as specified in Item 9(e) of Schedule 14A.

Lodestar Mining, Incorporated does not have audit committee pre-approval policies and procedures.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K and this list includes the Exhibit Index.

No.	Description

(3)	(i) Articles of Incorporation *

(ii)	Bylaws *

(10.1)	Mineral Claim Option Agreement with Claim Lake Nickel, Inc.*

(10.2)	Amendment #1 to the Mineral Claim Option Agreement

(10.3)	Amendment #2 to the Mineral Claim Option Agreement

(14)	Code of Ethics

(21)	Subsidiaries of Registrant

(31)	Certification as Adopted Pursuant to Section 302 (a) of the Sarbanes-Oxley Act of 2002

(32)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Incorporated herein by reference from Lodestar Mining, Incorporated’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 30, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lodestar Mining, Incorporated

Date: April 14, 2009	By:	/s/ Ian McKinnon
Name:	Ian McKinnon
Title:	Chief Executive Officer
Principal Financial Officer
and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2009	By:	/s/ Ian McKinnon
Name:	Ian McKinnon
Title:	Chief Executive Officer, Principal Financial
Officer and Director

Date: April 14, 2009	By:	/s/ William Love
Name:	William Love
Title:	Director