Form 10-Q
period 2009-03-31
LODESTAR MINING INC
filed 2009-05-15
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 4,010,000 shares outstanding as of April 28, 2009.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	FINANCIAL STATEMENTS (UNAUDITED)

The accompanying unaudited financial statements of Lodestar Mining, Incorporated (“Lodestar” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission").  While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary in order to make the financial statements not misleading and for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  For further information, refer to the financial statements and footnotes thereto, for the fiscal year ended December 31, 2008, previously filed with the Commission, which are included in the Company's Annual Report filed on Form 10-K.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)

Unaudited Financial Statements:

Unaudited Balance Sheets as of March 31, 2009 and December 31, 2008	3

Unaudited Statements of Operations for the three months ended March 31, 2009 and March 31, 2008 and the period from October 31, 2006 (Inception) through March 31, 2009	4

Unaudited Statements of Changes in Stockholders’ Equity (Deficit) for the period October 31, 2006 (Inception) through March 31, 2009	5

Unaudited Statements of Cash Flows for the three months ended March 31, 2009 and March 31, 2008 and the period from October 31, 2006 (Inception) through May31, 2009	6

Notes to Unaudited Financial Statements	7

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008 (Unaudited)

ASSETS	3/31/09	12/31/08

CURRENT ASSETS
Cash	$3,682	$9,806
Total current assets	3,682	9,806

TOTAL ASSETS	$3,682	$9,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Mining expense payable	$139,477	$142,974
Accrued expense	2,934	4,434
Stock payable	-	-
Total current liabilities	$142,411	$147,408

TOTAL LIABILITIES	$142,411	$147,408

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized,
4,010,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	4	4
Additional paid in capital	90,106	90,106
Deficit accumulated during the exploration stage	(251,102)	(246,569)
Accumulated Other Comprehensive Income	22,263	18,857
Total stockholders’ deficit	(138,729)	(137,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT*	$3,682	$9,806

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009, 2008,
AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31, 2009	THREE MONTHS ENDED MARCH 31, 2008	OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2009
REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Mining property costs	-	-	214,360
Professional fees	4,500	-	32,000
General and administrative	33	-	4,742
Total operating expenses	4,533	-	251,102

NET INCOME (LOSS)	$(4,533)	$-	$(251,102)

GAIN ON FOREIGN CURRENCY TRANSLATION	3,406	-	22,263

TOTAL COMPREHENSIVE (LOSS)	$(1,127)	$-	$(228,839)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,010,000	3,000,000	-

NET (LOSS) PER SHARE	$0.00	$-	$-

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

					Deficits
					Accumulated	Accumulates
			Additional		During the	Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	-	(26,289)

Balance – December 31, 2007	3,000,000	$3	$39,997	-	$(26,289)	-	$13,711

Subscription Shares Issued	1,010,000	1	50,109	-	-	-	50,110

Net loss for the period	-	-	-	-	(220,280)	-	(220,280)

Foreign currency translation gain	-	-	-	-	-	18,857	18,857

Balance – December 31, 2008	4,010,000	$4	$90,106	$-	$(246,569)	$18,857	$(137,602)

Net loss for the period	-	-	-	-	(4,533)	-	(4,533)

Foreign currency translation gain	-	-	-	-	-	3,406	3,406

Balance – March 31, 2009	4,010,000	$4	$90,106	$-	$(251,102)	$22,263	$(138,729)

The accompanying notes are an integral part of these financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
THE PERIOD FROM OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2009
(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,2009	THREE MONTHS ENDED MARCH 31,2008	OCTOBER 31, 2006 (INCEPTION) THROUGH MARCH 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,533)	$-	$(251,102)
Changes in operating assets and liabilities:
Decrease of mining payable	(3,497)	-	139,477
Increase of accrued expenses	(1,500)	-	2,943
Net cash (used in ) operating activities	(9,530)	-	(108,691)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash and subscriptions receivable	-		80,110
Contribution of capital	-		10,000
Net cash provided by financing activities	-		90,110

EFFECTS OF FOREIGN EXCHANGE RATE	3,406		22,263

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,124)		3,682

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,806	13,711	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$3,682	$13,711	$3,682

The accompanying notes are an integral part of these financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS OF LODESTAR MINING, INCORPORATED
(An Exploration Stage Company)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Lodestar Mining, Incorporated have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Lodestar’s audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements, which would substantially duplicate the disclosure required in Lodestar’s 2008 annual financial statements have been omitted.

On October 31, 2006, Lodestar Mining, Incorporated (the “Company”) was incorporated in the State of Delaware.

The Company’s principal business is the acquisition and exploration of mineral resources.  The Company has not presently determined whether its mineral property under option contains mineral reserves that are economically recoverable.

NOTE 2 - GOING CONCERN

Lodestar’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future.  Since inception, the Company has accumulated losses aggregating to $251,102 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2008, all of which raise substantial doubt about Lodestar’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS EQUITY

Lodestar had 4,010,000 shares of common stock issued and outstanding as of March 31, 2009 and December 31, 2008.  There were no changes, issuances, or repurchases of stock during the quarter ended March 31, 2009.

NOTE 4 – MINERAL PROPERTIES

Lodestar has a Mineral Claim Option Agreement with Claim Lake Nickel, Inc. which entitles the Company to a 10% legal and beneficial interest in Claim Lake’s mineral dispositions where the company can exercise the option in accordance with the following schedule as stated in Canadian dollars in the aggregate:  $5,000 as of March 27, 2007, $45,000 as of July 31, 2008, $75,000 as of September 30, 2009, and $100,000 as of March 31, 2010.  As of March 31, 2009, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 (Canadian dollars) recorded as a liability in its financial statements, which was translated to $142,974 US dollars as of March 31, 2009.

NOTE 5 – FOREIGN EXCHANGE

Lodestar’s financial statements have been prepared using U.S. Dollars.  The Canadian dollars listed on the March 31, 2009 balance sheet were converted at the rate on March 31, 2009, which was .80 US dollar for 1 Canadian dollar.  The Canadian dollars listed on the statements of operations for the three months ended March 31, 2009 were converted at an average rate for the period which was .80 US dollar for 1 Canadian dollar.  The net effect of the conversion resulted in a foreign currency translation gain of $3,406, which is recorded as other comprehensive income in the statement of operations for the three month period ended March 31, 2009.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised $50,500 from our 2008 offering.  Because of our low level of activity, we believe it, together with the $30,000 US received from Ian McKinnon, Chief Executive Officer and Director, for the purchase of 3,000,000 shares, will last until March, 2010.

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

To become profitable and competitive, we must conduct the research and exploration of our properties before we start production of any minerals we may find.  We are seeking equity financing to provide for the capital required to implement our research and exploration phases.  Because of our limited operations, we believe that the funds raised from the offering that closed in July, 2008 will allow us to operate until March, 2010.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Results of Operations

For the three month period ending March 31, 2009, as compared to the three month period ending March 31, 2008, there were no revenues as this company is in the exploration stage.

For the three month period ending March 31, 2009, there were professional fees of $4,500 and general and administrative expenses of $33.  For the three month period ending March 31, 2008, we had professional fees of $-0-, and general and administrative expenses of $-0-.

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

Since inception, we have accumulated losses aggregating $251,102.  Accordingly, we have insufficient funds for us to implement our business plan.

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

As of March 31, 2009, our total assets were $3,682 US and our total liabilities were $142,411 US.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of December 31, 2008 or March 31, 2009, we did not maintain effective controls over our financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required are addressed in our financial statements.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions are by one officer.  Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended March 31, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

Not applicable.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibits required by Item 601 of Regulation S-K

Exhibit 3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 3.2	Bylaws (incorporated by reference to Exhibit 3.2 in the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 10.1	Mineral Claim Option Agreement with Claim Lake Nickel, Inc. (incorporated by reference to Exhibit 10.1 in the Form SB-2 of Lodestar Mining, Incorporated, filed on May 30, 2007, File No. 333-143352)

Exhibit 10.2	Amendment No. 1 to the Mineral Claim Option Agreement (incorporated by reference to Exhibit 10.2 in the Form 10-K of Lodestar Mining, Incorporated, filed on April 15, 2009, File No. 333-143352).

Exhibit 10.3	Amendment No. 2 to the Mineral Claim Option Agreement (incorporated by reference to Exhibit 10.3 in the Form 10-K of Lodestar Mining, Incorporated, filed on April 15, 2009, File No. 333-143352).

Exhibit 31	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

Exhibit 32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LODESTAR MINING, INCORPORATED
(Registrant)

Date: May 15, 2009	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director,
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, Treasurer