Form 10-Q
period 2009-06-30
LODESTAR MINING INC
filed 2009-08-14
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                            Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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

Class – Common Stock, 4,010,000 shares outstanding as of August 10, 2009.

TABLE OF CONTENTS

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

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)
Unaudited Financial Statements:

Unaudited Balance Sheet as of June 30, 2009 and Audited Balance Sheet as of December 31, 2008	3

Unaudited Statements of Operations for the three and six months ended June 30, 2009 and 2008, and the period from October 31, 2006 (Inception) through June 30, 2009	4

Unaudited Statements of Changes in Stockholders’ Equity (Deficit) for the period October 31, 2006 (Inception) through June 30, 2009	5

Unaudited Statements of Cash Flows for the six months ended June 30, 2009 and 2008, and the period from October 31, 2006 (Inception) through June 30, 2009	6

Notes to Unaudited Financial Statements	7

LODESTAR MINING, INCORPORATED

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash	$538	$9,806
Total current assets	538	9,806

TOTAL ASSETS	$538	$9,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Mining expense payable	$152,978	$142,974
Accrued expense	434	4,434
Stock payable	-	-
Total current liabilities	152,412	147,408

TOTAL LIABILITIES	152,412	147,408

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 4,010,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	5	5
Additional paid in capital	91,888	90,105
Deficit accumulated during the exploration stage	(254,438)	(246,569)
Accumulated Other Comprehensive Income	10,671	18,857
Total stockholders’ deficit	(151,874)	(137,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$538	$9,806

The accompanying notes are an integral part of these unaudited financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008,
AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)
	THREE MONTHS ENDED JUNE 30, 2009		THREE MONTHS ENDED JUNE 30, 2008	SIX MONTHS ENDED JUNE 30, 2009	SIX MONTHS ENDED JUNE 30, 2008	OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2009
REVENUE		$-	$-	$-	$-	$-

COST OF REVENUES		-	-	-	-	-

GROSS PROFIT		-	-	-	-	-

OPERATING EXPENSES
Mining property costs		-	-	-	-	214,360
Professional fees		1,900	5,000	6,400	5,000	33,900
General and administrative		1,436	-	1,469	-	6,178
Total operating expenses		3,336	5,000	7,869	5,000	254,438

NET INCOME (LOSS)		(3,336)	(5,000)	(7,869)	(5,000)	(254,438)

GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION		(11,592)	-	(8,186)	-	10,671

TOTAL COMPREHENSIVE (LOSS)		$(14,928)	$5,000	(16,055)	(5,000)	$(243,767)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		4,010,000	3,000,000	4,010,000	3,000,000	-

NET (LOSS) PER SHARE	$	(0.00)	$(0.00)	$(0.00)	$(0.00)	$-

The accompanying notes are an integral part of these unaudited financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)
					Deficits
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	-	(26,289)

Balance – December 31, 2007	3,000,000	$3	$39,997	-	$(26,289)	-	$13,711

Subscription Shares Issued	1,010,000	2	50,108	-	-	-	50,110

Net loss for the period	-	-	-	-	(220,280)	-	(220,280)

Foreign currency translation gain	-	-	-	-	-	18,857	18,857

Balance – December 31, 2008	4,010,000	$5	$90,105	$-	$(246,569)	$18,857	$(137,602)

Contributed capital by shareholders			1,783				1,783

Net loss for the period	-	-	-	-	(7,869)	-	(7,869)

Foreign currency translation gain	-	-	-	-	-	(8,186)	(8,186)

Balance – June 30, 2009	4,010,000	$5	$91,888	$-	$(254,438)	$10,671	$(151,874)

The accompanying notes are an integral part of these unaudited financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008, AND
THE PERIOD FROM OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2009
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30, 2009	SIX MONTHS ENDED JUNE 30, 2008	OCTOBER 31, 2006 (INCEPTION) THROUGH JUNE 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(7,869)	$(5,012)	$(254,438)
Increase (decrease) of mining payable	9,004	-	151,978
Increase (decrease) of accrued expenses	(4,000)	-	434
Net cash (used in ) operating activities	(2,865)	(5,012)	(102,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received for stock not yet issued (stock payable)	-	-	-
Issuance of stock for cash and subscriptions receivable	-	-	80,110
Contribution of capital	1,783	-	11,783
Increase in related party payables	-	-	-
Net cash provided by financing activities	1,783	-	91,893

EFFECTS OF FOREIGN EXCHANGE RATE	(8,186)	-	10,671

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,268)	(5,012)	538

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,806	13,711	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$538	$(8,699)	$538

The accompanying notes are an integral part of these unaudited financial statements.

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

NOTE 2 - GOING CONCERN

Lodestar’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $254,438 and has insufficient working capital to meet operating needs for the next twelve months as of December 31, 2008, all of which raise substantial doubt about Lodestar’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS EQUITY

Lodestar had 4,010,000 shares of common stock issued and outstanding as of June 30, 2009, and December 31, 2008.  There were no changes, issuances, or repurchases during the period ended June 30, 2009.

NOTE 4 – MINERAL PROPERTIES

Lodestar has a Mineral Claim Option Agreement with Claim Lake Nickel, Inc. which entitles the Company to a 10% legal and beneficial interest in Claim Lake’s mineral dispositions where the company can exercise the option in accordance with the following schedule as stated in Canadian dollars in the aggregate:  $5,000 as of March 27, 2007, $45,000 as of July 31, 2008, $75,000 as of September 30, 2009, and $100,000 as of June 30, 2010.  As of June 30, 2009, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 (Canadian dollars) recorded as a liability in its financial statements, which was translated to $151,978 US dollars as of June 30, 2009.

NOTE 5 – FOREIGN EXCHANGE

Lodestar’s financial statements have been prepared using U.S. Dollars.  The Canadian dollars listed on the June 30, 2009 balance sheet were converted at the rate on June 30, 2009, which was .87 US dollar for 1 Canadian dollar.  The Canadian dollars listed on the Statements of Operations for the six months ended June 30, 2009 were converted at an average rate for the period which was .83 US dollar for 1 Canadian dollar.  The net effect of the conversion resulted in a foreign currency translation loss of $8,186, which is recorded as other comprehensive loss in the statement of operations for the six month period ended June 30, 2009.

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

Results of Operations

For the six month period ending June 30, 2009, as compared to the six month period ending June 30, 2008, there were no revenues as this company is in the exploration stage.

For the six month period ending June 30, 2009, there were professional fees of $6,400 and general and administrative expenses of $1,469.  For the six month period ending June 30, 2008, we had professional fees of $5,000, and general and administrative expenses of $-0-. Professional fees for the six month period ending June 30, 2009 increased by 28% from the same period during 2008.  The professional fees are incurred as costs of the company to file periodic reports with the SEC and will be consistent over the next twelve months.  The general and administrative expenses are corporate records expenses and will also be consistent over the next twelve months.

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

Since inception, we have accumulated losses aggregating $254,438.  Accordingly, we have insufficient funds for us to implement our business plan.

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

As of June 30, 2009, our total assets were $538 US and our total liabilities were $152,412 US.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of June 30, 2009.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of June 30, 2009, we did not maintain effective controls over our financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required are addressed in our financial statements.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions are by one officer.  Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended June 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

LODESTAR MINING, INCORPORATED
(Registrant)

Date: August 14, 2009	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director,
Principal Executive Officer, Principal Financial
Officer, Principal Accounting Officer, Treasurer