Form 10-Q
period 2009-09-30
LODESTAR MINING INC
filed 2009-11-13
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended:  September 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Class – Common Stock, 4,010,000 shares outstanding as of October 23, 2009.

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

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Page(s)
Financial Statements:

Unaudited Balance Sheets as of September 30, 2009 and December 31, 2008	3

Unaudited Statements of Operations for the three and nine months ended September 30, 2009 and 2008, and the period from October 31, 2006 (Inception) through September 30, 2009	4

Unaudited Statements of Changes in Stockholders’ Equity (Deficit) for the period October 31, 2006 (Inception) through September 30, 2009	5

Unaudited Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, and the period from October 31, 2006 (Inception) through September 30, 2009	6

Notes to Unaudited Financial Statements	7

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008
(UNAUDITED)

	September 30, 2009	December 31, 2008
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$73	$9,806
Total current assets	73	9,806

TOTAL ASSETS	$73	$9,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Mining expense payable	$163,125	$142,974
Accrued expense	453	4,434
Total current liabilities	163,578	147,408

TOTAL LIABILITIES	163,578	147,408

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 4,010,000 shares issued and outstanding at September 30, 2009 and and December 31, 2008, respectively	5	5
Additional paid in capital	96,594	90,105
Deficit accumulated during the exploration stage	(259,001)	(246,569)
Accumulated Other Comprehensive Income	(1,103)	18,857
Total stockholders’ deficit	(163,505)	(137,602)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73	$9,806

The accompanying notes are an integral part of these unaudited financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBEER 30, 2009 AND 2008, AND THE PERIOD
FROM OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,	THREE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,	OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30,
	2009	2008	2009	2008	2009
REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Mining property costs	-	216,084	-	216,084	214,360
Professional fees	3,587	-	9,987	5,000	38,100
General and administrative	976	1,566	2,445	1,566	6,541
Total operating expenses	4,563	217,650	12,432	222,650	259,001

NET INCOME (LOSS)	(4,563)	(217,650)	(12,432)	(222,650)	(259,001)

GAIN (LOSS) ON FOREIGN CURRENCY TRANSLATION	(11,774)	6,539	(19,960)	6,539	(1,103)

TOTAL COMPREHENSIVE (LOSS)	$(16,337)	$211,111	(32,392)	(216,111)	$(260,104)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,010,000	3,000,000	4,010,000	3,000,000	-

NET (LOSS) PER SHARE	$ (0.00)	$(0.07)	$ (0.01)	$(0.07)

The accompanying notes are an integral part of these unaudited financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE PERIOD OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

					Deficits
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance – October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	3,000,000	3	29,997	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance – December 31, 2006	3,000,000	3	29,997	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by shareholders	-	-	10,000	-	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	-	(26,289)

Balance – December 31, 2007	3,000,000	$3	$39,997	-	$(26,289)	-	$13,711

Subscription Shares Issued	1,010,000	2	50,108	-	-	-	50,110

Net loss for the period	-	-	-	-	(220,280)	-	(220,280)

Foreign currency translation gain	-	-	-	-	-	18,857	18,857

Balance – December 31, 2008	4,010,000	$5	$90,105	$-	$(246,569)	$18,857	$(137,602)

Contributed capital by shareholders	-	-	6,489	-	-	-	6,489

Net loss for the period	-	-	-	-	(12,432)	-	(12,432)

Foreign currency translation gain	-	-	-	-	-	(19,960)	(19,960)

Balance – June 30, 2009	4,010,000	$5	$96,594	$-	$(259,001)	$(1,103)	$(163,505)

The accompanying notes are an integral part of these unaudited financial statements.

LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008, AND
THE PERIOD FROM OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,	NINE MONTHS ENDED SEPTEMBER 30,	OCTOBER 31, 2006 (INCEPTION) THROUGH SEPTEMBER 30,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,432)	$(222,650)	$(259,001)
Increase (decrease) of mining payable	20,151	165,141	163,125
Increase (decrease) of stock payable	-	992	-
Increase (decrease) of accrued expenses	(3,982)	-	452
Net cash provided by (used in ) operating activities	3,737	(56,517)	(95,424)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of stock for cash and subscriptionsreceivable	-	-	80,110
Contribution of capital	6,490	49,118	16,490
Net cash provided by financing activities	6,490	49,118	96,600

EFFECTS OF FOREIGN EXCHANGE RATE	(19,960)	6,539	(1,103)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,733)	(860)	73

CASH AND CASH EQUIVALENTS – BEGINNING OF PERIOD	9,806	13,711	-

CASH AND CASH EQUIVALENTS – END OF PERIOD	$73	$12,851	$73

The accompanying notes are an integral part of these unaudited financial statements.

NOTES TO UNAUDITED FINANCIAL STATEMENTS OF LODESTAR MINING, INCORPORATED
(An Exploration Stage Company)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The accompanying unaudited financial statements of Lodestar Mining, Incorporated. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Lodestar’s audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Lodestar’s 2008 annual financial statements have been omitted.

On October 31, 2006, Lodestar Mining, Incorporated (the “Company”) was incorporated in the State of Delaware.

The Company’s principal business is the acquisition and exploration of mineral resources. The Company has not presently determined whether its mineral property under option contains mineral reserves that are economically recoverable.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification ( the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the our consolidated financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

NOTE 2 - GOING CONCERN

Lodestar’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $259,001 and has insufficient working capital to meet operating needs for the next twelve months as of September 30, 2009, all of which raise substantial doubt about Lodestar’s ability to continue as a going concern.

NOTE 3 – STOCKHOLDERS EQUITY

Lodestar had 4,010,000 shares of common stock issued and outstanding as of September 30, 2009, and December 31, 2008.  There were no changes, issuances, or repurchases during the period ended September 30, 2009.

 NOTE 4 – MINERAL PROPERTIES

Lodestar has a Mineral Claim Option Agreement with Claim Lake Nickel, Inc. which entitles the Company to a 10% legal and beneficial interest in Claim Lake’s mineral dispositions where the company can exercise the option in accordance with the following schedule as stated in Canadian dollars (CD dollars ) in the aggregate:  $5,000 as of March 27, 2007, $45,000 as of July 31, 2008, $75,000 as of September 30, 2009, and $100,000 as of September 30, 2010.  As of September 30, 2009, Lodestar has paid $50,000 to Claim Lake Nickel, Inc. for mineral dispositions, and has the remaining $175,000 CD dollars recorded as a liability in its financial statements, which was translated to $163,125 US dollars as of September 30, 2009.

NOTE 5 – FOREIGN EXCHANGE

Lodestar’s financial statements have been prepared using U.S. Dollars.  However, the transactions that took place in the third quarter required the use of Canadian currency.  The Canadian dollars listed on the September 30, 2009 Balance Sheet were converted at the rate on September 30, 2009, which was ..93 US dollar for 1 Canadian dollar.  The Canadian dollars listed on the Statements of Operations for the nine months ended September 30, 2009 were converted at an average rate for the period which was .86 US dollar for 1 Canadian dollar.  The net effect of the conversion resulted in a foreign currency translation loss of $19,960, which is recorded as other comprehensive loss in the statement of operations for the nine month period ended September 30, 2009.

NOTE 6 – SUBSEQUENT EVENTS

There were no subsequent events through November 9, 2009.

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

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.  This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals.  There is no assurance we will ever reach this point.  Accordingly, we must raise cash from sources other than the sale of minerals found on the property.  Our only other source for cash at this time is investments by others.  We must raise cash to implement our project and stay in business.  We raised $50,500 from our  2008 offering.  Because of our low level of activity, we believe it, together with the $30,000 received from Ian McKinnon, Chief Executive Officer and Director, for the purchase of 3,000,000 shares, will last until March, 2010.

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

The property is undeveloped raw land.  We received $50,500 CD dollars from our offering in July, 2008.  We have used all of these funds to commence exploration and surveying operations.

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

A portion of the proceeds from the offering that closed in 2008 were used to fund the costs of the initial exploration program recommended by Ulrich Kretschmar.  The cost of the  work program  was approximately $15,000, which was  comprised of $1,000 for mobilization and demobilization, $4,760 for trenching, $2,700 for supervision, $1,000 for meals and lodging, $990 for truck & ATV expense, $2,700 for shipping and assays, and $1,850 for taxes.

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

As part of Lodestar’s plan to augment its financial resources and consider attractive business opportunities, Lodestar’s principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  There can be no assurance that a merger or other significant transaction will be consummated with the third party, or if consummated, that Lodestar or its stockholders would realize any benefits from it.
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

Results of Operations

For the nine month period ending September 30, 2009, as compared to the nine month period ending September 30, 2008, there were no revenues as this company is in the exploration stage.

For the nine month period ending September 30, 2009, there were professional fees of $9,987 and general and administrative expenses of $2,445.  For the nine month period ending September 30, 2008, we had professional fees of $5,000, and general and administrative expenses of $1,566.   Professional fees for the nine month period ending September 30, 2009 increased by 99% from the same period during 2008.  The professional fees are incurred as costs of the company to file periodic reports with the SEC and will be consistent over the next twelve months.  The general and administrative expenses are corporate records expenses and will also be consistent over the next twelve months.

Liquidity and Capital Resources

To meet our need for cash we closed an equity offering and raised $50,500 CD dollars.  We cannot guarantee that these funds will be sufficient to stay in business.  If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans.  If the funds we raised are insufficient to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

Since inception, we have accumulated losses aggregating $259,001.  Accordingly, we have insufficient funds for us to implement our business plan.

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

Since inception we have issued 3,000,000 shares of common stock pursuant to the exemption from registration set forth in section 4(2) of the Securities Act of 1933.  On November 15, 2006, the corporation issued 3,000,000 shares of restricted common stock to Ian McKinnon, Chief Executive Officer of Lodestar Mining, Incorporated, that Rule 144 of the Securities Act of 1933 defines as restricted securities.  The shares were issued in consideration for payment of $30,000 from Ian McKinnon.  These shares will be restricted by the resale limitations of Rule 144 under the Securities Act of 1933.

As of September 30, 2009, our total assets were $73 and our total liabilities were $163,578.

As part of Lodestar’s plan to augment its financial resources and consider attractive business opportunities, Lodestar’s principal stockholders have entered into discussions with an unnamed, unaffiliated third party with respect to a potential merger transaction which could result in the discontinuance of our current operations, change of control/ownership and new management.  There can be no assurance that a merger or other significant transaction will be consummated with the third party, or if consummated, that Lodestar or its stockholders would realize any benefits from it.

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

We carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of our disclosure controls and procedures as of September 30, 2009.  Based on that evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by us; and (ii) information required to be disclosed by us in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

As of September 30, 2009, we did not maintain effective controls over our financial statement disclosure.  Specifically, controls were not designed and in place to ensure that all disclosures required are addressed in our financial statements.  In addition, we lack sufficient accounting staff and the performance of the principal accounting functions are by one officer.  Our chief executive officer also serves as our chief financial officer.  All of our financial reporting is carried out by one individual, and we do not have an audit committee.  This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

During the quarter ended September 30, 2009, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

LODESTAR MINING, INCORPORATED
(Registrant)

Date: November 10, 2009	/s/ Ian McKinnon
Ian McKinnon, Chief Executive Officer, Director, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer