Form 10-K
period 2009-12-31
Atlantic Green Power Holding Co
filed 2010-03-31
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to ______

Commission file number 333-143352

ATLANTIC GREEN POWER HOLDING COMPANY

  (Exact name of Registrant as specified in its charter)

Delaware	20-8901634
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Bayport One, Suite 455, 8025 BlackHorse Pike West Atlantic City, NJ	08232
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(609) 241-6027

Securities registered under Section 12(b) of the Act:	None

Securities registered under Section 12(g) of the Act:	None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No  ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                      Yes   ☒   No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).            Yes   ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated file	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

As of March 26, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $215,818.  The value is based on the sales price of the registered common stock sold in 2008, as adjusted to account for the 5.05-to-1 forward stock split in January 2010.  For the purposes of this computation only, all executive officers, directors and beneficial owners of more than 10% of the outstanding shares of the Registrant’s common stock are assumed to be affiliates of the Registrant.

As of March 26, 2010, 43,199,750 shares of the Registrant’s common stock were outstanding.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain information included in this Annual Report on Form 10-K and other filings of the Registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology. Although the Registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the Registrant cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements. The Registrant is under no duty to update any of the forward-looking statements contained herein after the date of this Annual Report on Form 10-K.

ATLANTIC GREEN POWER HOLDING COMPANY

PART I

Item 1.    Business

Background

Atlantic Green Power Holding Company (the “Company”) was incorporated in the State of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.”  From its inception until February 3, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On January 29, 2010, the Company entered into an Agreement and Plan of Exchange with Atlantic Green Power Corporation, a New Jersey corporation (“Atlantic”), pursuant to which each issued and outstanding share of common stock of Atlantic was exchanged for one share of the Company’s common stock, par value $.000001 per share.  The transaction described in the preceding sentence is hereafter referred to as the “Share Exchange.” As of February 3, 2010, the Effective Date of the Share Exchange, the Company acquired all of the issued and outstanding shares of common stock of Atlantic and thereafter changed its corporate name to “Atlantic Green Power Holding Company.”  As a result of the Share Exchange, Atlantic became a wholly-owned subsidiary of the Company and the Company ceased its prior operations, the acquisition and exploration of mineral resources, to focus on Atlantic’s renewable energy business of locating and developing utility-scale solar energy generation projects in the Mid-Atlantic United States.

Overview

Atlantic’s business strategy is to develop utility-scale solar energy generation projects in the Mid-Atlantic United States.  Atlantic is currently in the process of obtaining the local zoning board approvals and other permits necessary to develop a utility-scale solar farm on a 700-acre tract in Pittsgrove, New Jersey.  Atlantic’s primary business activities to date have focused on locating and acquiring rights to one or more suitable parcels of land for the solar farm and securing sufficient financing to enable Atlantic to lease the necessary land for the solar farm and commence the regulatory and land use approval process necessary for the operation of the solar farm on the leased property.  To date, Atlantic has not generated any revenue and has not commenced any revenue-generating activities.  In the future, Atlantic may explore the possibility of generating electricity from wind energy on either the Pittsgrove property or other properties, although Atlantic does not currently have any plans to develop wind energy or acquire any other properties.

Background of Renewable Energy Industry

Renewable energy is produced using resources that are naturally replenished, such as sunlight, wind, geothermal heat and tides.  Technologies that produce energy from renewable sources are commonly referred to as “green” or “clean” as they produce few pollutants, if any, that negatively impact the environment.  Comparatively, fossil fuels such as coal, natural gas and oil are exhaustible and release greenhouse gases such as carbon dioxide and other pollutants into the atmosphere during energy production.  In addition, reliance on fossil fuels as a source of energy increases exposure to supply shortages and price volatility as many oil-producing countries are situated in unstable regions of the world.  As a result, the development and implementation of renewable energy technologies has grown rapidly in the United States and abroad in the last several years.  Certain European countries in particular have made significant progress toward relying on energy produced from renewable sources for a significant portion of their energy needs.

The Company, through the operation of Atlantic, intends to generate and sell electricity produced from solar energy and may, at a future date, generate and sell electricity produced from wind energy.

Solar Energy. The conversion of solar energy from sunlight into electricity is referred to as the photovoltaic effect. Solar photovoltaic cells packaged together in weather-resistant solar panels absorb the energy from sunlight and convert the energy into direct current electricity, which is channeled through electrical contact points attached to the panels. An inverter connected to the solar panels converts the direct current electricity channeled from the solar panels into alternating current electricity, which then transfers to the local utility grid. Although the cost of solar panels has declined with recent advances in technology, the installation of solar panels nevertheless represents a significant cost associated with the generation and sale of solar energy. However, after installation, solar arrays (groups of interconnected solar panels) are typically inexpensive to maintain relative to other energy-producing technologies.

Wind Energy. Wind turbines convert the kinetic energy of wind into electricity through the use of generators housed in the turbines. Electricity generated from the turbines is transferred through cables from each turbine to a collection point, where it is then transferred to a substation for voltage set-up and delivery into the electric utility transmission network. The success of a wind farm, or a group of wind turbines, depends on the profile of wind resources at the site of the farm.

Electricity generated from solar panels and wind turbines can then be sold and transferred to local utility companies and other retail energy suppliers. See “Access to Transmission Lines” below.

Pittsgrove Solar Farm

Effective November 30, 2009, Atlantic entered into a Ground Lease Agreement (the “Lease”) with Edward Stella, Jr., an executive officer and director of the Company, for certain undeveloped parcels of property in Pittsgrove, New Jersey aggregating approximately 700 acres (the “Property”), on which the Company intends to construct a solar farm.  The Lease was negotiated between the parties at arm’s length and the amount of rent payable under the Lease is believed to be equal to fair market value.

The Lease is for a term of twenty-five years, and provided Atlantic is not in default under the Lease, Atlantic has the option to extend the Lease for four additional periods of five years each.  The Lease authorizes Atlantic to develop and operate a renewable energy system on the Property.  Base rent under the Lease is $1,300,000 per year payable in equal monthly installments, which shall be phased-in as construction on the Property is completed and electricity is generated from the facilities located thereon.  Until Atlantic is required to pay the full monthly amount of the base rent, Atlantic is required to compensate Mr. Stella for the loss of farming contract revenue due to the Lease on an annual basis, which shall not exceed $90,000 in any year.  In addition, Mr. Stella is permitted to use those portions of the Property on which construction has not yet commenced for farming purposes, and is permitted a right of access through the Property in order to access other parcels not leased to Atlantic.

In the event that Atlantic is not able to obtain all regulatory approvals necessary to begin construction of the solar farm on the Property before the expiration of the eighteen month period following execution of the Lease (the “Approval Period”), Atlantic shall have the option to terminate the Lease.  Atlantic shall have the right to extend the Approval Period (i) for two additional consecutive periods of six months in exchange for a payment of $50,000 for each such six month extension, and (ii) after the expiration of both six month extension periods, for successive periods of three months in exchange for a payment of $25,000 for each such three month period.  Upon Atlantic’s receipt of the requisite regulatory approvals for the construction and operation of the solar farm, Atlantic shall pay to Mr. Stella the sum of $7,500,000, which shall not off-set amounts otherwise owed in rent.

Atlantic is granted an option to purchase the Property at any time before the eighth anniversary of the Lease for a purchase price of $29,000,000, subject to certain credits for amounts previously paid under the Lease.  Atlantic is also granted a right of first refusal with respect to the Property if Mr. Stella receives a bona fide offer to purchase the Property.

Access to Transmission Lines

In order to sell electricity generated at the Pittsgrove solar farm, we will need to obtain access to the electric grid to transmit electricity to be sold to our customers.  The electric grid that serves New Jersey and several surrounding states is managed by the federally-regulated regional transmission organization PJM Interconnection, LLC (“PJM”).  PJM is an independent organization of over five hundred power generators, transmission owners, electricity distributors, power marketers and large energy consumers that is responsible for independently managing the regional transmission system and wholesale electricity market.  Electricity that is generated by a generating facility, such as the Pittsgrove solar farm, is transmitted to the PJM interconnection grid and is available for purchase by wholesale and retail entities that are licensed to transact on the PJM grid.  Atlantic’s application to PJM for access to the interconnection grid has been accepted, and the parties are in the process of conducting the necessary studies to determine the optimal interconnection points to the grid.

Government Regulation

The Company will potentially be subject to government regulation at the federal, state and local levels.

   Under the Federal Power Act (the “FPA”), the Federal Energy Regulatory Commission (the “FERC”) has exclusive rate-making jurisdiction over wholesale sales of electricity and transmission in interstate commerce.  The FPA subjects “public utilities” within the meaning of the act to, among other things, rate and corporate regulation by the FERC.  In particular, sellers of electricity at wholesale in interstate commerce and transmitters of electricity in interstate commerce are regulated by the FERC with respect to: the review of the terms and conditions of wholesale electricity sales and transmission of electricity; the need to obtain advance approval of certain dispositions of public utility facilities, mergers, purchases of securities of other public utilities, acquisitions of existing generation facilities and changes in upstream ownership interests; the regulation of their borrowing and securities issuances and assumption of liabilities; and the review of interlocking directorates.

To date, the Company, through the operation of Atlantic, has not made any sales of electricity, nor has it generated any electricity, and therefore the Company is not currently subject to the provisions of the FPA.  In the event that the Company, through the operation of Atlantic, makes any wholesale sales or transmissions of electricity in interstate commerce, it will potentially be subject to the provisions of the FPA and the regulation of the FERC.

The Public Utility Holding Company Act of 2005 (the “PUHCA”) provides, in relevant part, that any entity that owns, controls or holds power to vote 10% or more of the outstanding voting securities of a “public utility company” or a company that is a “holding company” of a public utility company or public utility holding company, is subject to certain regulations granting the FERC access to books and records and oversight over certain affiliate transactions. A “public utility company” is an “electric utility company” that owns or operates facilities used for the generation, transmission, or distribution of electric energy for sale.  Certain exemptions are available for entities that are holding companies solely by virtue of their ownership of “qualifying facilities” under the Public Utility Regulatory Policies Act (the “PURPA”) and for exempt wholesale generators.  It is expected that Atlantic will meet the definition of “public utility company,” and, as a result, the Company will be subject to the provisions of the PUHCA.

The Company will be subject to regulation by the New Jersey Board of Public Utilities, which has historically had broad authority to regulate both the rates charged by and the financial activities of electric utilities that sell electricity at retail, and a number of other matters related to electric utilities.  New Jersey state law may also impose certain regulatory and reporting requirements on owners and operators of generation facilities.

In addition, the Company will be required to obtain approvals from the local zoning board and other permits before construction on the Pittsgrove solar farm can begin.

Government Incentives

Both federal and state governments have enacted measures to encourage the development and deployment of renewable energy technologies.  Such measures include renewable portfolio standards, renewable energy certificates, production tax credits, investment tax credits and accelerated tax depreciation.

Renewable portfolio standards (“RPS”) are programs that require electric utilities and other retail energy suppliers to produce or purchase a certain percentage of their annual electricity consumption from renewable energy sources.  New Jersey is among the states that have adopted RPS programs.  The New Jersey RPS program provides that 22.5% of electricity supplied by electric power suppliers to retail customers must consist of electricity generated from renewable sources by 2021, and that 2.12% (or approximately 1,500 MW) must consist of electricity generated from solar energy.

A renewable energy certificate (“REC”) is an intangible, tradable instrument that represents the attributes associated with one Mega Watt hour of energy produced from a renewable energy source.  State governments, including New Jersey, use RECs to monitor compliance with RPS programs.  Many RPS programs impose an “alternative compliance payment” upon energy suppliers that fail to meet renewable energy requirements under the program.  Energy suppliers can purchase RECs as evidence of having purchased renewable energy to avoid alternative compliance payments.  RECs effectively serve as a production subsidy for energy produced from renewable sources.

The federal production tax credit provides a tax credit of 2.1 cents per kilowatt-hour of energy generated from wind for a ten year period beginning on the date that a wind turbine is placed into operation.  The production tax credit was extended by the American Recovery and Reinvestment Act in 2009 and is now scheduled to expire on December 31, 2012.

In lieu of the production tax credit, wind turbine operators can elect to receive an investment tax credit of 30% for facilities placed in operation in 2009 and 2010, and for facilities placed in operation before 2013 if construction begins before the end of 2010.  The investment tax credit is eligible for conversion to a grant from the United States Department of the Treasury.

Finally, wind farm assets are deemed to have a five-year depreciable life, a significantly shorter period than the fifteen to twenty-five-year depreciable life of many non-renewable energy assets.  The shortened useful life for wind farm assets can result in a significantly accelerated realization of tax depreciation for wind farm operators compared to operators of other energy-producing facilities.

Competition

Large utility companies, which rely primarily on traditional, non-renewable energy sources such as coal, hydro natural gas an nuclear power, dominate the energy production industry in the United States.  Electricity produced from renewable sources, including solar and wind energies, faces competition from these other traditional, non-renewable sources as the producers of electricity from renewable sources seek for their sources to be accepted as a viable, cost-effective alternative to traditional, non-renewable energy sources.  It is expected that the primary competition for the renewable energy industry will continue to come from coal and other non-renewable energy sources.

In addition to competition from non-renewable energy sources, the Company will face competition from other renewable energy suppliers, including from those suppliers with operations located in New Jersey and in surrounding states.  It is expected that competition within the renewable energy industry will intensify in the next several years as more companies enter the market and commence operations.

Suppliers

The Company will rely on third party suppliers to supply solar panels and other equipment required to construct the infrastructure of the Pittsgrove solar farm.  Solar energy used to generate electricity is naturally-occurring, but availability will be subject to meteorological and atmospheric conditions.

Distribution of Products

It is anticipated that the Company will sell electricity generated from the Pittsgrove solar farm to a public utility located in the State of New Jersey.  The Company also plans to sell RECs to energy suppliers.  However, a definitive plan of distribution has not been determined as of the date of this report.

Employees

As of March 26, 2010, the Company had six employees, including its three executive officers, Robert Demos, Jr., President and Chief Executive Officer, R. Scott Byrne, Chief Operating Officer, Secretary, and Treasurer, and Edward Stella, Jr., Vice President of Project Development.  All of the Company’s employees are based at its corporate headquarters in West Atlantic City, New Jersey.

Item 1A.      Risk Factors

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 1B.      Unresolved Staff Comments

Not applicable.

Item 2.         Properties

The principal offices of the Company are located at Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey, where Atlantic leases approximately 1,488 square feet of commercial office space.  In addition, Atlantic leases from Edward Stella, Jr., an executive officer and director of the Company, certain parcels of undeveloped land located in Pittsgrove, New Jersey aggregating approximately 700 acres.  Atlantic intends to develop, construct and operate a solar farm on the property.  See “Description of Business – Pittsgrove Solar Farm” above for more information on the Pittsgrove, New Jersey Lease.

Item 3.         Legal Proceedings

None.

Item 4.         (Removed and Reserved)

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for quotation on the OTC Bulletin Board under the symbol AGPH.  Prior to the assignment of the current symbol on March 3, 2010, the Company’s common stock was listed for quotation under the symbol LDST.  For the years ended December 31, 2009 and 2008, no active public trading market for shares of the common stock existed.

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.

As of March 26, 2010, there were 43,199,750 shares of the Company’s common stock outstanding and approximately 40 holders of the common stock.

The Company did not pay any dividends on shares of the common stock in the last two fiscal years, and the Company does not anticipate that it will pay any dividends in the foreseeable future.

Upon the consummation of the Share Exchange on February 3, 2010, the Company issued an aggregate of 38,099,250 shares of its common stock in exchange for all of the issued and outstanding shares of Atlantic common stock in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Item 6.         Selected Financial Data

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended t provide information about the Company’s financial condition and results of operations for the years ended December 31, 2009 and 2008.  The following information should be read together with the Company’s audited financial statements for the years ended December 31, 2009 and 2008 and related notes appearing elsewhere in this report.

Overview

The Company was incorporated in the State of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.”  From its inception until January 28, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of common stock of Atlantic pursuant to the Share Exchange, and Atlantic became a wholly-owned subsidiary of the Company. The Company issued an aggregate of 38,099,250 shares of common stock to the former shareholders of Atlantic, and the Company changed its corporate name to “Atlantic Green Power Holding Company.” As a result of the Share Exchange, the Company ceased its prior operations and commenced the operation of Atlantic as its sole line of business. Atlantic is a renewable energy company primarily focused on the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.

Please see the Company’s current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on February 4, 2010 for information about Atlantic’s financial condition and results of operations for the period commencing September 17, 2009 (date of inception) through November 30, 2009.

Development Stage Company

From inception until the Effective Date of the Share Exchange, the Company was an exploration stage company.  Since the Effective Date of the Share Exchange, the Company is considered a development stage company in accordance with the guidance contained in the Accounting Standards Codification (“ASC”) Topic No. 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates.  For the years ended December 31, 2009 and 2008, the Company’s functional currency was the Canadian dollar, even though the Company reported its currency in the U.S. dollar. The Company recorded these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

The Company’s financial statements have been prepared using U.S. dollars.  However, the transactions that took place during the year required the use of Canadian currency.  The Canadian dollars listed on the December 31, 2009 Balance Sheet were converted at the conversion rate on December 31, 2009, which was .9523 U.S. dollar for 1 Canadian dollar.  The Canadian dollars listed on the Statements of Operations for the years ended December 31, 2009 and 2008 were converted at an average rate for the period which was .88 and .98 U.S. dollar, respectively, for 1 Canadian dollar.  The net effect of the conversion resulted in a foreign currency translation loss of  $10,932, which is recorded as other comprehensive income in the Statement of Operations for the year ended December 31, 2009.

Results of Operations

For the years ended December 31, 2009 and 2008

Net Income (Loss).  For the year ended December 31, 2009, our net income from operations was $141,632 as compared to a net loss from operations of $220,280 for the year ended December 31, 2008.  This $361,912, or 262%, increase in net income was primarily attributable to the gain on the release of a mining expense payable of $154,186 in 2009 and no mineral property costs in 2009 as compared to mineral property costs of $206,866 in 2008.

Revenues.  We did not have any revenues for the years ended December 31, 2009 and 2008.

Expenses.  Total operating expenses for the years ended December 31, 2009 and 2008 were $12,554 and $220,280, respectively.  Operating expenses for the year ended December 31, 2009 consisted of $10,077 in professional fees and $2,477 in general and administrative expenses, as compared to operating expenses for the year ended December 31, 2008 consisting of $206,866 in mineral property costs, $9,000 in professional fees and $4,414 in general and administrative expenses.  The $207,226, or 94%, reduction in operating expenses was primarily attributable to the absence of mineral property costs in 2009.

Interest Income.  We did not have any interest income for the years ended December 31, 2009 and 2008.

Income Taxes.  No income tax provision has been made for the years ended December 31, 2009 and 2008.

Foreign Currency Transaction.  For the year ended December 31, 2009, there was a foreign exchange rate loss of $10,932, as compared to a foreign rate gain of $18,857 in the prior year.  The loss recorded for 2009 is as a result of currency translation between the U.S. dollar and the Canadian dollar.

Liquidity and Capital Resources

On February 3, 2010, the Company consummated the Share Exchange with Atlantic.  As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.

As of March 18, 2010, the Company’s cash position was approximately $730,388.  The Company anticipates that its cash position is sufficient to fund current operations and obtain the local zoning board approvals and other permits necessary to develop the Pittsgrove solar farm.  However, without any additional financing, the Company will not be able to commence construction of the solar farm.  Depending upon the results of the Company’s approval and permitting process with the local zoning board and other regulatory bodies, the Company anticipates it will seek additional capital through debt or equity financings.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, partnering with another energy supplier or other company for purposes of developing the Pittsgrove solar farm.  Any additional equity financing may result in  substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $97,012.  In addition, the Company may not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The officers and directors of the Company have not, as of the date of this filing, loaned any funds to the Company.  There are no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans.

Item 7A.      Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 8.         Financial Statements and Supplementary Data

The financial statements and supplementary data of the Company required by this item are submitted under a separate section of this report.  Reference is made to the Index of Financial Statements contained on page F-1 herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.      Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer, who concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There has been no significant change in the Company’s internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (COSO). Based on the assessment, management concluded that the Company did not maintain effective controls over financial statement disclosure. Specifically, controls were not designed and in place to ensure that all disclosures required are addressed in the Company’s financial statements. In addition, the Company lacked sufficient accounting staff and the performance of the principal accounting functions were conducted by one officer. For the year ended December 31, 2009, the Company’s President and Chief Executive Officer also served as the Company’s Chief Financial Officer. Also, for the year ended December 31, 2009, all of the Company’s financial reporting was carried out by one individual, and the Company did not have an audit committee. This lack of accounting staff results in a lack of segregation of duties and accounting technical expertise necessary for an effective system of internal control. Accordingly, management has determined that this control deficiency constituted a material weakness.

Item 9B.      Other Information

None.

Item 10.      Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The name, age and positions held with the Company of each person who served as a member of the board of directors  or executive officer of the Company as of December 31, 2009.  Each director serves as a director of the Company until the next annual meeting of stockholders of the Company and until his or her successor is duly elected and qualified.  Each executive officer serves in his or her office(s) until such time as his or her successor is appointed by the board.

Name	Age	Position
Ian McKinnon	62	Chief Executive Officer and Director
Becky McKinnon	62	Secretary
William Love	50	Director

There are no family relationships among the directors and executive officers of the Company, except for Ian McKinnon and Becky McKinnon, who are husband and wife.  None of the directors of the Company are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Biographical Information

Ian McKinnon served as Chief Executive Officer and as a director of the Company from November 10, 2006 to February 3, 2010, when he resigned as an officer and director as part of the Share Exchange.  He has served as President of TCOW Inc. since 2005, which a principal place of business of 400 Steeprock Drive, Toronto, ON Canada M3J 2X1.  Mr. McKinnon holds a Bachelor's Degree in Economics from Princeton University and a Master of Business Administration from Columbia University.  He has had a long and varied career in the investment banking business where he researched, analyzed and financed a great many small capitalization companies.   During 2009, Mr. McKinnon devoted approximately 10% of his business activities to the Company’s business.

Becky McKinnon served as Secretary of the Company from November 10, 2006 to February 3, 2010, when she resigned as an officer as part of the Share Exchange.  She is currently Executive Chairman of TCOW Inc., which has a principal place of business of 400 Steeprock Drive, Toronto, ON Canada M3J 2X1.  She held the position of President at TCOW Inc. from 1985 to 2005.  Ms. McKinnon received a Bachelor of Arts from Wellesley College and a Bachelor of Education from the University of Toronto.  Ms. McKinnon has been involved with numerous associations and charitable foundations.  During 2009, she devoted approximately 10% of her business activities to the Company’s business.

William Love served as a director of the Company from November 10, 2006 to February 3, 2010, when he resigned as a director as part of the Share Exchange.  He is currently Vice-President, Business Development, Corporate Finance Specialist and Geologist with Sage Gold, Inc., a mineral exploration company with an address of 365 Bay Street, Suite 500 Toronto, Ontario.  Mr. Love worked on field programs throughout Canada for four summers during his undergraduate program at Lakehead University, Thunder Bay, Canada, where Mr. Love obtained a Bachelor of Science, with honors, in geology.  Mr. Love has spent the last fifteen years as a geologist and has been involved in mineral exploration in Canada as well as a venture capitalist and a corporate finance specialist in a variety of resource and technology companies.  During 2009, Mr. Love devoted approximately 10% of his business activities to the Company’s business.

On February 3, 2010, the Effective Date of the Share Exchange, all of the executive officers and directors of the Company resigned, and new executive officers and directors were elected.  Please see the Company’s current report on Form 8-K filed with the SEC on February 4, 2010 for information about the Company’s current officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.  Therefore, the executive officers, directors and 10% stockholders of the Company are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s executive officers.  A copy of the Company’s Code of Ethics is filed herewith as Exhibit 14.1.  The Company will provide, without charge, a copy of the Code of Ethics to any person upon request, which should be directed to Stockholder Relations, Atlantic Green Power Holding Company, Bayport One, Suite 455, 8025 West Black Horse Pike, West Atlantic City, New Jersey 08232.

Audit Committee

The Company does not currently have a separately-designated audit committee of the board of directors.  Rather, the entire board of directors performs the functions typically performed by an audit committee.  No member of the current board of directors qualifies as an audit committee financial expert.

Item 11.       Executive Compensation

The following table sets forth information concerning all compensation paid by the Company to its principal executive officer for services in all capacities to the Company for each of the years ended December 31, 2009 and 2008.  Ian McKinnon was the principal executive officer of the Company during this period and served as its Chief Executive Officer.  No executive officer of the Company received compensation in excess of $100,000 during this period.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Ian McKinnon,	2009	$--	$--	$--	$--	$--	$--	$--	$--
Chief Executive	2008	$--	$--	$--	$--	$--	$--	$--	$--
Officer

Outstanding Equity Awards at Fiscal Year End

The Company did not have any outstanding equity awards as of December 31, 2009.

Employment Agreements

The Company has not entered into an employment agreement with any of its executive officers.

Director Compensation

The following table sets forth information concerning the compensation paid by the Company to its directors for each of the years ended December 31, 2009:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Love	$--	$--	$--	$--	$--	$--	$--

(1)	See the Summary Compensation Table above for information regarding compensation paid to Ian McKinnon in connection with his membership on the board of directors of the Company.

Risk Management

The Company did not pay any compensation to its executive officers in the years ended December 31, 2009 and 2008, during which time the Company was an exploration stage company.  Subsequent to February 3, 2010, the effective date of the Share Exchange, only Robert Demos, Jr., the current President and Chief Executive Officer of the Company, receives any compensation from the Company, which consists of a fixed salary.  As a result, the Company does not believe that its compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of the Company’s common stock beneficially owned on March 26, 2010, subsequent to the consummation of the Share Exchange, by each person who is known by the Company to beneficially own 5% or more of the Company’s common stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group.  Except as otherwise indicated, each stockholder set forth below maintains a business address at the Company’s headquarters at Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey, 08232.

Name of Beneficial Owner	No. of Shares (1)	Percentage of Shares Outstanding
Robert Demos, Jr. (2) (3) (4)	9,300,000	21.53%
Edward Stella, Jr. (2) (5)	10,100,000	23.28%
R. Scott Byrne (2) (6)	2,000,000	4.63%
Frank D’Agostino, Jr. (7) (8)	3,800,000	8.80%
Darin Myman (9)	3,525,000	8.16%
All Directors and Executive Officers as a Group (3 Persons) (4)	21,400,000	49.54%

(1)
In accordance with Rule 13d-3 of the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of the Company’s common stock if he or she has voting or investment power with respect to such shares. This includes shares (a) subject to options exercisable within 60 days, and (b)(1) owned by a spouse, (2) owned by other immediate family members, or (3) held in trust or held in retirement accounts or funds for the benefit of the named individuals, over which shares the person named in the table may possess voting and/or investment power.

(2)	Such person was elected to the board of directors of the Company on February 3, 2010, the Effective Date of the Share Exchange.

(3)	Mr. Demos was elected as the Chairman of the Board, President and Chief Executive Officer of the Company on February 3, 2010, the Effective Date of the Share Exchange.

(4)	Includes 200,000 shares held by Mr. Demos as custodian for his sons under the Uniform Transfers to Minors Act. Mr. Demos disclaims beneficial ownership of these shares.

(5)	Mr. Stella was elected as the Vice President of Project Development of the Company on February 3, 2010, the Effective Date of the Share Exchange.

(6)	Mr. Byrne was elected as the Chief Operating Officer, Secretary and Treasurer of the Company on February 3, 2010, the Effective Date of the Share Exchange.

(7)	Mr. D’Agostino maintains a mailing address at 3 Dividing Drive, Marlton, New Jersey 08053.

(8)
Includes 1,500,000 shares held by FJD Holdings, LLC, of which Mr. D’Agostino is a principal.  Mr. D’Agostino disclaims beneficial ownership of such shares except to the extent of his interest in FJD Holdings, LLC.

(9)	Mr. Myman maintains a mailing address at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.

Securities Authorized for Issuance under Equity Compensation Plans

The Company did not have any securities authorized for issuance under any equity compensation plans as of December 31, 2009.

Item 13.       Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Effective November 30, 2009, Atlantic entered into the Lease with Edward Stella, Jr. for certain parcels of undeveloped land located in Pittsgrove, New Jersey aggregating approximately 700 acres.  Mr. Stella was elected as Vice President of Project Development and as a director of the Company on February 3, 2010, the Effective Date of the Share Exchange.  The Company intends to use this property as the site of its 100-Mega Watt solar farm.  The Lease is for a term of twenty-five years with an annual base rent of $1.3 million, which will be phased-in as construction of the solar farm facilities progresses as provided in the Lease.  Atlantic has the option to extend the Lease for four successive periods of five years each beyond the initial twenty-five year term.  See “Description of Business – Pittsgrove Solar Farm.”

Director Independence

For the year ended December 31, 2009, only William Love qualified as an “independent director” under the NASDAQ Rules.

Item 14.       Principal Accounting Fees and Services

Audit Fees

The Company paid a total of $14,700 in 2009 and $9,000 in 2008 to M&K CPAs, PLLC for audit services, which included work related to the annual audit and quarterly reviews rendered in 2009 and 2008, respectively.

Audit-Related Fees

The Company did not pay any audit related fees to M&K CPAs, PLLC during 2009 and 2008.

Tax Fees

The Company did no pay any fees for income tax consultation, including income tax compliance, tax advice and tax planning during 2009 and 2008.

All Other Fees

The Company did not pay any other fees for any other services during 2009 or 2008.

Policy on Pre-Approval of Audit and Permissible Non-Audit Services

The board of directors is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm.  The board approves, in advance, all audit and permissible non-audit services to be performed by the independent registered public accounting firm.  Such approval process ensures that the independent registered public accounting firm does not provide any non-audit services to the Company that are prohibited by law or regulation.

During the year ended December 31, 2009, 100% of the audit related fees, tax related fees and other fees set forth above were approved by the board of directors.

Item 15.      Exhibits, Financial Statement Schedules

(a)           Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

(b)           Financial Statement Schedules

Reference is made to the Index of Consolidated Financial Statements on page F-1 herein.  No schedules are included with the consolidated financial statements because the required information is inapplicable or is presented in the consolidated financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATLANTIC GREEN POWER HOLDING COMPANY

Date: March 31, 2010	By:	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Demos, Jr. his or her true and lawful attorney-in-fact and agent for him or her and in his or her name, place an stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as they might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent may lawfully do or cause to be done by virtue hereof.

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed by the following persons in the capacities and on the dates stated.

Signatures	Title	Date
/s/ Robert Demos, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2010
Robert Demos, Jr.
/s/ R. Scott Byrne	Chief Operating Officer, Secretary, Treasurer (Principal Financial Officer) and Director	March 31, 2010
R. Scott Byrne
/s/ Edward Stella, Jr.	Vice President of Project Development and Director	March 31, 2010
Edward Stella, Jr.

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Exchange by and among the Company, Atlantic Green Power Corporation and Ian McKinnon, dated January 29, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).

2.2
Stock Purchase Agreement by and between the Company and Ian McKinnon, dated January 29, 2010 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on February 4, 2010).

3.1	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
3.2	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
10.1
Mineral Claim Option Agreement between the Company and Claim Lake Nickel, Inc. dated March 13, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 30, 2007).

10.2
Amendment #1 to Mineral Claim Option Agreement between the Company and Claim Lake Nickel, Inc. dated March 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed with the SEC on April 15, 2009).

10.3
Amendment #2 to Mineral Claim Option Agreement between the Company and Claim Lake Nickel, Inc. dated March 13, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on April 15, 2009).

10.4	Atlantic Green Power Holding Company Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
10.5	Ground Lease Agreement between Edward Stella, Jr. and Atlantic Green Power Corporation, effective November 30, 2009.
14.1	Code of Ethics of the Company.
21.1	Subsidiaries of the Company.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-1

ATLANTIC GREEN POWER HOLDING COMPANY
FORMERLY LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)

Report of Independent Registered Public Accounting Firm

To the Directors of
Atlantic Green Power Holding Company
(formerly Lodestar Mining, Incorporated)
(An Exploration Stage Company)

We have audited the accompanying balance sheets of Atlantic Green Power Holding Company (an exploration stage company) as of December 31, 2009 and 2008 and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended and the period from October 31, 2006 (inception) through December 31, 2009.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Green Power Holding Company as of December 31, 2009 and 2008, and the results of its operations, changes in stockholders' deficit and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC
Houston, Texas
www.mkacpas.com

March 26, 2010

ATLANTIC GREEN POWER HOLDING COMPANY
FORMERLY LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
Balance Sheets
As of December 31, 2009 and 2008

ASSETS
	December 31,
	2009	2,008

CURRENT ASSETS
Cash	$-	$9,806
Total current assets	-	9,806

TOTAL ASSETS	$-	$9,806

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Mining expense payable	$-	$142,974
Accrued expense	233	4,434
Total current liabilities	233	147,408

TOTAL LIABILITIES	233	147,408

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized, none issued and outstanding at
December 31, 2009 and 2008, respectively	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized, 20,250,500 shares issued and
outstanding at December 31, 2009 and 2008, respectively	20	20
Additional paid in capital	96,759	90,090
Deficit accumulated during the exploration stage	(104,937)	(246,569)
Accumulated other comprehensive income	7,925	18,857
Total stockholders' deficit	(233)	(137,602)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$9,806

The accompanying notes are an integral part of these financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
FORMERLY LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
Statements of Operations
For the Years Ended December 31, 2009 and 2008, and the Period
From October 31, 2006 (Inception) Through December 31, 2009

			October 31,
			2006 (Inception)
	Years Ended		Through
	December 31,		December 31,
	2009	2008	2009

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Mineral property costs	-	206,866	211,866
Professional fees	10,077	9,000	40,077
General and administrative	2,477	4,414	7,180
Total operating expenses	12,554	220,280	259,123

OTHER INCOME (EXPENSE)
Gain on release of mining expense payable	154,186	-	154,186

NET INCOME (LOSS)	$141,632	$(220,280)	$(104,937)

(LOSS) GAIN ON FOREIGN CURRENCY TRANSLATION	(10,932)	18,857	7,925

TOTAL COMPREHENSIVE INCOME (LOSS)	$130,700	$(201,423)	$(97,012)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	20,250,500	17,821,672

NET INCOME (LOSS) PER SHARE	$0.01	$(0.01)

The accompanying notes are an integral part of these financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
FORMERLY LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
Statements of Changes in Stockholders' Equity (Deficit)
For the Period October 31, 2006 (Inception) Through December 31, 2009

					Deficit
					Accumulated	Accumulated
			Additional		During the	Other
	Common Stock		Paid-In	Subscriptions	Exploration	Comprehensive
	Shares	Amount	Capital	Receivable	Stage	Income	Total

Balance - October 31, 2006	-	$-	$-	$-	$-	$-	$-

Common shares issued to founder	15,150,000	15	29,985	(30,000)	-	-	-

Net loss for the period	-	-	-	-	-	-	-

Balance - December 31, 2006	15,150,000	15	29,985	(30,000)	-	-	-

Cash received for subscriptions receivable	-	-	-	30,000	-	-	30,000

Contributed capital by stockholders	-	-	10,000	-	-	-	10,000

Net loss for the period	-	-	-	-	(26,289)	-	(26,289)

Balance - December 31, 2007	15,150,000	15	39,985	-	(26,289)	-	13,711

Subscription shares issued	5,100,500	5	50,105	-	-	-	50,110

Net loss for the period	-	-	-	-	(220,280)	-	(220,280)

Foreign currency translation income	-	-	-	-	-	18,857	18,857

Balance - December 31, 2008	20,250,500	20	90,090	-	(246,569)	18,857	(137,602)

Contributed capital by stockholders	-	-	6,669	-	-	-	6,669

Net income for the period	-	-	-	-	141,632	-	141,632

Foreign currency translation loss	-	-	-	-	-	(10,932)	(10,932)

Balance - December 31, 2009	20,250,500	$20	$96,759	$-	$(104,937)	$7,925	$(233)

The accompanying notes are an integral part of these financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
FORMERLY LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
Statements of Cash Flow
For the Years Ended December 31, 2009 and 2008, and the Period from October 31, 2006
(Inception) Through December 31, 2009

			October 31, 2006
	Years Ended		(Inception) Through
	December 31,		December 31,
	2009	2008	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$141,632	$(220,280)	$(104,937)
Increase (decrease) of mining payable	(142,974)	142,974	-
Increase (decrease) of accrued expenses	(4,201)	4,434	233
Net cash used in operating activities	(5,543)	(72,872)	(104,704)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of stock for cash and subscriptions receivable	-	50,110	80,110
Contribution of capital	6,669	-	16,669
Net cash provided by financing activities	6,669	50,110	96,779

EFFECTS OF FOREIGN EXCHANGE RATE	(10,932)	18,857	7,925

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(9,806)	(3,905)	-

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	9,806	13,711	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$9,806	$-

The accompanying notes are an integral part of these financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
FORMERLY LODESTAR MINING, INCORPORATED
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION

Lodestar Mining, Incorporated (the “Company”) was incorporated in the State of Delaware on October 31, 2006.  On January 29, 2010, the Company entered into an Agreement and Plan of Exchange (the “Exchange Agreement”) with Atlantic Green Power Corporation, a New Jersey corporation (“Atlantic”), pursuant to which each issued and outstanding share of Atlantic’s common stock was exchanged for one share of the Company’s common stock (the “Share Exchange”).  The Share Exchange was consummated on February 3, 2010.  On February 4, 2010, the Company filed an Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate”) with the Secretary of State of the State of Delaware  pursuant to which, among other things, the Company changed its corporate name to Atlantic Green Power Holding Company.

As a result of the Share Exchange, Atlantic became a wholly-owned subsidiary of the Company and the Company ceased its prior operations, the acquisition and exploration of mineral resources, to focus on Atlantic’s renewable energy business of locating and developing utility-scale solar energy generation projects in the Mid-Atlantic United States.  Through Atlantic, the Company is currently in the process of obtaining the local zoning board approvals and other permits necessary to develop a utility-scale solar farm on a 700-acre tract in Pittsgrove, New Jersey.

In January 2010, the Company consummated a 5.05 to 1 forward stock split (the “Stock Split”) pursuant to which each stockholder of the Company received an additional 4.05 shares of common stock in the form of a stock dividend for each share of common stock held by such stockholder.  Immediately following the Stock Split, there were 20,250,500 shares of the Company’s common stock issued and outstanding.  All prior period amounts have been retroactively adjusted to reflect the Stock Split.

Development Stage Company

From inception until the Effective Date of the Share Exchange, the Company was an exploration stage company.  Since the Effective Date of the Share Exchange, the Company is considered a development stage company in accordance with the guidance contained in the Accounting Standards Codification (“ASC”) Topic No. 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing its business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Going Concern

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenues and has accumulated losses aggregating to $97,012.  In addition, the Company may not have sufficient working capital to meet all of its operating needs for the next twelve months as described below.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

On February 3, 2010, the Company consummated the Share Exchange with Atlantic.  As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.  As of March 18, 2010, the Company’s cash position was approximately $730,388.  The Company anticipates that its cash position is sufficient to fund current operations and obtain the local zoning board approvals and other permits necessary to develop the Pittsgrove solar farm.  However, without any additional financing, the Company will not be able to commence construction of the solar farm.  Depending upon the results of the Company’s approval and permitting process with the local zoning board and other regulatory bodies, the Company anticipates it will seek additional capital through debt or equity financings.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, partnering with another energy supplier or other company for purposes of developing the Pittsgrove solar farm.  Any additional equity financing may result in  substantial dilution to the Company’s stockholders.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Currency Translation

For subsidiaries outside the United States that prepare financial statements in currencies other than the U.S. dollar, the Company translates income and expense amounts at average exchange rates for the year, translates assets and liabilities at year-end exchange rates and equity at historical rates.  For the years ended December 31, 2009 and 2008, the Company’s functional currency was the Canadian dollar, even though the Company reported its currency in the U.S. dollar. The Company recorded these translation adjustments as accumulated other comprehensive income (loss). Gains and losses from foreign currency transactions are included in other income (expense) in the results of operations.

The Company’s financial statements have been prepared using U.S. dollars.  However, the transactions that took place during the year required the use of Canadian currency.  The Canadian dollars listed on the December 31, 2009 Balance Sheet were converted at the conversion rate on December 31, 2009, which was .9523 U.S. dollar for 1 Canadian dollar.  The Canadian dollars listed on the Statements of Operations for the years ended December 31, 2009 and 2008 were converted at an average rate for the period which was .88 and .98 U.S. dollar, respectively, for 1 Canadian dollar.  The net effect of the conversion resulted in a foreign currency translation loss of  $10,932, which is recorded as other comprehensive income in the Statement of Operations for the year ended December 31, 2009.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with a maturity of three months or less, when purchased, to be cash equivalents.

The Company maintains cash and cash equivalent balances at one financial institution that is insured by the Federal Deposit Insurance Corporation up to $250,000.

Fixed Assets

Fixed assets are stated at cost, less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful lives of the related assets (five years for the computer equipment). Costs of maintenance and repairs are charged to expense as incurred.

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

Mineral Property Costs

Since the Company’s formation on October 31, 2006 until February 3, 2010, the Company had been in the exploration stage.  The Company did not enter into its first mineral claim option agreement until March 13, 2007.  As of December 31, 2009, the Company had not realized any revenues from its planned operations.  Mineral property acquisition, exploration and development costs are expensed as incurred until such time as economic reserves are quantified.  To date the Company has not established any proven or probable reserves on its mineral properties.  The Company has adopted the Financial Accounting Standards Board (“FASB”) guidelines which establish standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment, or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no material impact on the Company’s financial position statements.  As of December 31, 2009, any potential costs relating to the retirement of the Company’s mineral property interests were not yet determinable.

On February 3, 2010, upon the consummation of the Share Exchange, the Company ceased its prior operations, the acquisition and exploration of mineral resources, to focus on Atlantic’s renewable energy business of locating and developing utility-scale solar energy generation projects in the Mid-Atlantic United States.

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

Earnings (Loss) Per Share of Common Stock

The Company follows FASB ASC Topic No. 260, “Earnings Per Share” (“ASC 260”).  ASC 260 requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares  outstanding for the period.  The calculation of diluted earnings (loss) per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. In accordance with ASC 260, any anti-dilutive effects on net earnings (loss) per share are excluded.  For the periods ended December 31, 2009 and 2008, there were no common stock equivalents.

For the years ended December 31, 2009 and 2008, there were no potentially dilutive securities outstanding.

Recent Accounting Pronouncements

In June 2009, FASB issued ASC Topic No. 105. “Generally Accepted Accounting Principles” (“ASC 105”).  ASC 105 has become the single source authoritative nongovernmental GAAP, superseding existing FASB, American Institute of Certified Public Accountants and Emerging Issues Task Force standards and related accounting literature.  ASC No. 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 on July 1, 2009.  The adoption of ASC 105 did not have an impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC Topic No. 825-10-65, “Financial Instruments – Overall – Transition and Open Effective Date Information” (“ASC 825-10-65”). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC Topic No. 855, “Subsequent Events” (“ASC 855”).  ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU Topic No. 2009-05, “Fair Value Measurements and Disclosures (Topic 820)” (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 further clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU Topic No. 2009-13, “Multiple-Deliverable Revenue Arrangements (amendments to ASC 605, Revenue Recognition)” (“ASU 2009-13”).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

NOTE 3-	MINERAL PROPERTIES

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

The Company paid $5,000 (CAD) under the Option Agreement for its option rights, which was made in U.S. dollars on March 13, 2007 at a conversion rate of 1 USD = 1.1584 CAD.  The Company had the right to exercise the option by making exploration and development expenditures in relation to the mineral dispositions as follows:  (a) $50,000 (CAD) by the first anniversary date of the Option Agreement; (b) $75,000 (CAD) by the second anniversary date of the Option Agreement; and (c) $100,000 (CAD) by the third anniversary date of the Option Agreement.  The Company also could accelerate its expenditures on the mineral dispositions and these expenditures would then be credited toward subsequent anniversary work commitments.  The Option Agreement also provided that the Company’s exploration and development expenditures include an administrative fee equal to fifteen percent (15%) of all direct costs incurred by the Company in conducting exploration and development, including, but without limitation, salaries and benefits.

As of December 31, 2008, Atlantic paid $50,000 to Claim Lake Nickel for mineral dispositions, and recorded the remaining $175,000 (CAD) as a liability in its financial statements.

On October 31, 2009, Atlantic released Claim Lake Nickel from any rights arising from the Option Agreement and recorded the $175,000 (CAD) as gain on release of mining payable in its financial statements.

NOTE 4-	STOCKHOLDERS’ EQUITY

The Certificate of Incorporation of the Company, as amended and restated on February 4, 2010, authorizes two classes of stock:  (a) preferred stock – 20,000,000 shares authorized at a par value of $0.000001 per share; and (b) common stock – 1,000,000,000 shares authorized at a par value of $0.000001 per share.

The Company has not issued any shares of preferred stock to date.

In November 2006, the Company issued 15,150,000 shares of common stock to its founder at $0.002 per share.  The proceeds of $30,000 were reflected originally as a subscription receivable, and all of this amount has been paid.  The Company registered 10,100,000 shares of common stock to be offered at $0.0099 per share.  In April 2008 through September 2008, the Company issued 5,100,500 shares of common stock at $0.0099 per share for a total of $50,500 (Canadian dollars).  As of December 31, 2009, the Company had 20,250,500 shares of common stock issued and outstanding.  These numbers of shares and dollar amounts have been adjusted, where appropriate, to reflect the Stock Split.

The Company has not issued any options or warrants through December 31, 2009.

NOTE 5-	PROVISION FOR INCOME TAXES

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

As of December 31, 2009, there is no provision for income taxes, current or deferred.

	2009	2008
Net operating losses	$35,679	$83,833
Valuation allowance	(35,679)	(83,833)

	$-	$-

At December 31, 2009, the Company had net operating loss carryforward in the amount of $104,937 available to offset future taxable income through 2029.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the period ended December 31, 2009 and 2008 is summarized below.

Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	0.0
Valuation allowance	34.0
0%

NOTE 6-     RELATED PARTY TRANSACTIONS

Effective November 30, 2009, Atlantic entered into a Ground Lease Agreement (the “Lease”) with Edward Stella, Jr., a director of Atlantic, who was elected as a director and appointed as Vice President of Project Development of the Company in connection with the consummation of the Share Exchange on February 3, 2010.  The Lease was negotiated between the parties at arms’ length.  The Lease permits Atlantic to construct and operate a solar farm on the leased premises and is for an initial term of twenty-five years with an annual base rent of $1.3 million, which will be phased-in as construction of the solar farm facilities progresses as provided in the Lease.  Atlantic has the option to extend the Lease for four successive period of five years each beyond the initial term.

During the year ended December 31, 2009, a stockholder contributed $6,669 to the Company which was used for operating expenses. The amount is included in additional paid in capital.

NOTE 7-	SUBSEQUENT EVENTS

In January 2010, the Company consummated a 5.05 to 1 forward Stock Split pursuant to which each stockholder of the Company received an additional 4.05 shares of common stock in the form of a stock dividend for each share of common stock held by such stockholder.  Immediately following the Stock Split, there were 20,250,500 shares of the Company’s common stock issued and outstanding.

On January 29, 2010, subsequent to the Stock Split, the Company entered into the Exchange Agreement with Atlantic, and on February 3, 2010, the Share Exchange was consummated, pursuant to which each share of Atlantic’s common stock was exchanged for one share of the Company’s common stock and Atlantic became a wholly owned subsidiary of the Company.  The Company issued a total of 38,099,250 shares of its common stock to the former shareholders of Atlantic pursuant to the Share Exchange, and immediately following the Share Exchange there were 43,199,750 shares of common stock issued and outstanding.

Also on January 29, 2010, the Company entered into the Stock Purchase Agreement with Ian McKinnon, the majority stockholder of the Company, pursuant to which the Company purchased for $250,000 all of Mr. McKinnon’s shares of the Company’s common stock, a total of 15,150,000 shares, and immediately retired such shares.

In addition, on January 29, 2010, the Company adopted an Equity Incentive Plan (the “Equity Incentive Plan”) under which the Company has reserved 10,000,000 shares of its common stock for issuance.

On February 4, 2010, the Company filed the Amended and Restated Certificate with the Secretary of State of the State of Delaware pursuant to which, among other things, the Company changed its corporate name to Atlantic Green Power Holding Company.

On February 5, 2010, the Company granted a nonqualified option to purchase 200,000 shares of its common stock under the Equity Incentive Plan to Rania Pontikos, an employee of the Company.  The exercise price of the nonqualified option is $.25 per share, and the shares subject thereto vest as follows:  16,666 shares vest on February 5, 2010, and 16,666 shares vest on the first day of each month commencing March 1, 2010, with the final 16,674 shares vesting on January 1, 2011.  The nonqualified option expires on February 4, 2015.

On March 8, 2010, the Company granted a nonqualified option to purchase 20,000 shares of its common stock under the Equity Incentive Plan to Daniel Schohl, an employee of the Company.  The exercise price of the nonqualified option is $.25 per share, and the shares subject thereto vest as follows:  10,000 shares vest on March 8, 2011, and 10,000 shares vest on August 8, 2011.  The nonqualified option expires on March 7, 2015.