Form 10-Q
period 2010-03-31
Atlantic Green Power Holding Co
filed 2010-05-17
CIK 1397832

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to ______.

Commission file number 333-143352

Atlantic Green Power Holding Company
(Exact name of registrant as specified in its charter)

Delaware	22-3757709
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey 08232
(Address of principal executive offices, including zip code)

(609) 241-6027
(Registrant’s telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
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

Large accelerated filer ☐
Non-accelerated filer ☐	Accelerated filer ☐
(Do not check if smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

As of May 14, 2010, there were 43,199,750 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

Atlantic Green Power Holding Company

INDEX TO FORM 10-Q
		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations for the three months ended March 31, 2010 and for the period from September 17, 2009 (Inception) through March 31, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the period from September 17, 2009 (Inception) through March 31, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and for the period from September 17, 2009 (Inception) through March 31, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis
	of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults upon Senior Securities	20

Item 4.	(Removed and Reserved)	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

Signatures		22

Index of Exhibits		E-1

Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  The registrant is under no duty to update any of the forward-looking statements contained herein after the date of this quarterly report on Form 10-Q.

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements
ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets
	March 31, 2010	December 31, 2009
	(Unaudited)
Assets Current Assets
Cash	$658,099	$1,088,522

Total Current Assets	658,099	1,088,522

Deposits	310,299	49,990
Total Assets	$968,398	$1,138,512
Liabilities and Stockholders’ Equity
Liabilities Current Liabilities
Accounts payable and accrued liabilities	$10,733	$5,733

Total Current Liabilities	10,733	5,733

Total Liabilities	10,733	5,733

Stockholders’ Equity
Preferred stock, $0.000001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 1,000,000,000 shares authorized;
43,199,750 shares issued and outstanding	43	43
Additional paid in capital	1,228,248	1,186,646
Deferred compensation	(35,297)	-
Deficit accumulated during the development stage	(235,329)	(53,910)

Total Stockholders’ Equity	957,665	1,132,779

Total Liabilities and Stockholders’ Equity	$968,398	$1,138,512

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended March 31, 2010	Period from September 17, 2009 (Inception) through March 31, 2010
	(Unaudited)	(Unaudited)

Revenue	$-	$-

Operating Expenses:
Professional fees	115,814	159,470
General and administrative	67,951	78,499

Total Operating Expenses	183,765	237,969

Loss from Operations	(183,765)	(237,969)

Other Income (Expense):
Interest income	2,346	2,640
Total Other Income (Expense)	2,346	2,640

Loss Before Income Taxes	(181,419)	(235,329)

Provision for Income Taxes	-	-

Net Loss	$(181,419)	$(235,329)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	43,199,750	43,199,750

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 17, 2009 (Inception) through March 31, 2010
(Unaudited)

	Common Stock		Additional Paid In	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Capital	Compensation	Stage	Equity
September 17, 2009 (Inception)	38,099,250	$38	$1,476,541	$-	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		-	(289,890)

Net loss					(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	-	(53,910)	1,132,779

Stock options issued for services			41,602	(41,602)		-

Amortization of stock based compensation				6,305		6,305

Net loss					(181,419)	(181,419)

Balance, March 31, 2010	43,199,750	$43	$1,228,248	$(35,297)	$(235,329)	$957,665

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Three Months Ended March 31, 2010	Period from September 17, 2009 (Inception) through March 31, 2010
	(Unaudited)	(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(181,419)	$(235,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,305	8,305
Changes in operating assets and liabilities:
Increase in deposits	(260,309)	(310,299)
Increase in accounts payable and accrued liabilities	5,000	10,738

Net cash used in operating activities	(430,423)	(526,585)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	1,184,684

Net cash provided by financing activities	-	1,184,684

Increase (decrease) in cash	(430,423)	658,099

Cash at beginning of period	1,088,522	-

Cash at end of period	$658,099	$658,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
March 31, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION

Lodestar Mining, Incorporated (“Lodestar”) was incorporated on October 31, 2006 under the laws of the State of Delaware.  On February 4, 2010, Lodestar changed its name to Atlantic Green Power Holding Company (the “Company”).

Atlantic Green Power Corporation (“Atlantic”) (a development stage company), was incorporated on September 17, 2009 under the laws of the State of New Jersey. The Company plans to develop renewable energy systems and related activities.

Merger of Atlantic Green Power Corporation

On January 29, 2010, Lodestar entered into an Agreement and Plan of Exchange (the “Share Exchange Agreement”) among Atlantic, Lodestar and Ian McKinnon (“McKinnon”).

Pursuant to the terms of the Share Exchange Agreement, Lodestar agreed to issue an aggregate of 38,099,250 shares of Lodestar's common stock to the Atlantic shareholders in exchange for all of the issued and outstanding shares of Atlantic (the “Share Exchange”). In addition, in accordance with the terms of a Stock Purchase Agreement between Lodestar and McKinnon, Lodestar purchased 15,150,000 shares of its common stock owned by Ian McKinnon for $250,000, using funds received from Atlantic, and retired the purchased common stock. The shares issued represented approximately 88.2% of the issued and outstanding common stock immediately after the retirement of the 15,150,000 shares of the Company’s common stock purchased from McKinnon.

As a result of the ownership interests of the former shareholders of Atlantic, for financial statement reporting purposes, the Share Exchange between the Company and Atlantic has been treated as a reverse acquisition with Atlantic deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Section 805-10-55 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification”). The reverse merger is deemed a capital transaction and the net assets of Atlantic (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Atlantic which are recorded at historical cost.  The equity of the Company is the historical equity of Atlantic retroactively restated to reflect the number of shares issued by the Company in the transaction.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”), including those applicable to the preparation of a quarterly report on Form 10-Q and found in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.

Development stage company

The Company is a development stage company as defined by section 810-10-20 of the Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2010 or December 31, 2009, nor are any gains or losses reported in the Company’s consolidated statements of operations that are attributable to any change in unrealized gains or losses relating to those assets and liabilities.

Revenue recognition

The Company applies paragraph 605-10-S99-1 of the Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Stock-based compensation for obtaining employee services and equity instruments issued to parties other than employees for acquiring goods or services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the Codification and accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Section 505-50-30 of the Codification.  Pursuant to Paragraph 718-10-30-6 of the Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the third-party performance is complete or the date on which it is probable that performance will occur.  The fair value of each option grant estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31, 2010
Risk-free interest rate	3.0%
Dividend yield	0.00%
Expected volatility	100%
Expected option life	5 years

The expected life of the options has been determined using the simplified method as prescribed in paragraph 718-10-S99-1 FN77 of the Codification.  The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.  Additionally, the Company’s policy is to issue new shares of common stock to satisfy stock option exercises.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2010 are as follows:

• (a) (a) The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options;

• (b) (b)  The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from paragraph 718-10-S99-1 of the Codification and represents the period of time the options are expected to be outstanding;

• (c) (c) The risk-free interest rate is based on the U.S. Department of the Treasury yield curve in effect at the time of grant for periods within the contractual life of the option; and

• (d) (d) The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

The Company adopted Section 740-10-25 of the Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes stock options to purchase 220,000 shares of the Company’s common stock. These potential shares of common stock were not included as they were anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2003, the SEC adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), as amended by SEC Release No. 33-9072 on October 13, 2009.  Commencing with its annual report for the year ending December 31, 2010, the Company will be required to include a report of management on its internal control over financial reporting. The internal control report must include the following statements:

(a)	a statement of management’s responsibility for establishing and maintaining adequate internal control over its financial reporting;

(b)	a statement of management’s assessment of the effectiveness of its internal control over financial reporting; and

(c)	a statement of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting.

Furthermore, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In June 2009, the FASB approved the Codification as the single source of authoritative nongovernmental U.S. GAAP to be launched on July 1, 2009.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents have been superseded and all other accounting literature not included in the Codification are considered non-authoritative. The Codification has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-04 “Accounting for Redeemable Equity Instruments - Amendment to Section 480-10-S99” which represents an update to section 480-10-S99, distinguishing liabilities from equity, per EITF Topic D-98, Classification and Measurement of Redeemable Securities.  This update has not had a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2009, the FASB issued the FASB Accounting Standards Update No. 2009-05 “Fair Value Measurement and Disclosures Topic 820 – Measuring Liabilities at Fair Value,” which provides amendments to subtopic 820-10, “Fair Value Measurements and Disclosures – Overall,” for the fair value measurement of liabilities.  This update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques: (a) a valuation technique that uses: (i) the quoted price of the identical liability when traded as an asset or (ii) quoted prices for similar liabilities or similar liabilities when traded as assets; or (b) another valuation technique that is consistent with the principles of topic 820.  Two examples would be an income approach, such as a present value technique, or a market approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability. The amendments in this update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The amendments in this update also clarify that both a quoted price in an active market for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-08 “Earnings Per Share – Amendments to Section 260-10-S99,” which represents technical corrections to topic 260-10-S99, “Earnings per share,” based on EITF Topic D-53, “Computation of Earnings Per Share for a Period that includes a Redemption or an Induced Conversion of a Portion of a Class of Preferred Stock,” and EITF Topic D-42, “The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock.” The adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-09 “Accounting for Investments-Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees.”  This update represents a correction to Section 323-10-S99-4, “Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee.”  Additionally, it adds observer comment “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees” to the Codification. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued the FASB Accounting Standards Update No. 2009-12 “Fair Value Measurements and Disclosures Topic 820 – Investment in Certain Entities That Calculate Net Assets Value Per Share (or Its Equivalent),” which provides amendments to Subtopic 820-10, “Fair Value Measurements and Disclosures-Overall,” for the fair value measurement of investments in certain entities that calculate net asset value per share (or its equivalent). The amendments in this update permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of the amendments in this update on the basis of the net asset value per share of the investment (or its equivalent) if the net asset value of the investment (or its equivalent) is calculated in a manner consistent with the measurement principles of Topic 946 as of the reporting entity’s measurement date, including measurement of all or substantially all of the underlying investments of the investee in accordance with Topic 820. The amendments in this update also require disclosures by major category of investment about the attributes of investments within the scope of the amendments in this update, such as the nature of any restrictions on the investor’s ability to redeem its investments a the measurement date, any unfunded commitments (for example, a contractual commitment by the investor to invest a specified amount of additional capital at a future date to fund investments that will be make by the investee), and the investment strategies of the investees. The major category of investment is required to be determined on the basis of the nature and risks of the investment in a manner consistent with the guidance for major security types in U.S. GAAP on investments in debt and equity securities in paragraph 320-10-50-1B. The disclosures are required for all investments within the scope of the amendments in this update regardless of whether the fair value of the investment is measured using the practical expedient. The adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash,” which clarifies that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share (“EPS”) prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share).  Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25- 14 and 260-10-45-45 through 45-47 of the Codification.  The amendments in this update also provide a technical correction to the Codification.  The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary.  That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders.  It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification,” which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the subtopic and related guidance applies to the following:

(a)	A subsidiary or group of assets that is a business or nonprofit activity;

(b)	A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and

(c)	An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

(a)	Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions; and

(b)
Conveyances of oil and gas mineral rights.  Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $235,329, a net loss and net cash used in operations of $181,419 and $430,423, respectively, for the interim period ended March 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern.

On February 3, 2010, the Company consummated the Share Exchange with Atlantic.  As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.  As of May 14, 2010, the Company’s cash position was approximately $554,055.  The Company anticipates that its cash position is sufficient to fund current operations and obtain the local zoning board approvals and other permits necessary to develop the Pittsgrove solar farm.  However, without any additional financing, the Company will not be able to commence construction of the solar farm.  Depending upon the results of the Company’s approval and permitting process with the local zoning board and other regulatory bodies, the Company anticipates it will seek additional capital through debt or equity financings.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, partnering with another energy supplier or other company for purposes of developing the Pittsgrove solar farm.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary to construct the Pittsgrove solar farm.  Deposits were $310,299 and $49,990 at March 31, 2010 and December 31, 2009, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan went into effect on February 3, 2010.  10,000,000 shares of the Company’s common stock were reserved for issuance under the Incentive Plan.  At March 31, 2010, 9,780,000 shares remained available for issuance under the Incentive Plan.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015.  The shares underlying the nonqualified option vest as follows:  16,674 shares vested on February 5, 2010; 16,666 shares vested on each of March 1, 2010, April 1, 2010 and May 1, 2010; and 16,666 shares vest on the first day of each month thereafter with the final 16,666 shares vesting on January 1, 2011.

On March 8, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 20,000 shares of its common stock to Daniel Schohl.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.  The nonqualified option granted to Mr. Schohl has an exercise price of $.25 per share and expires on March 7, 2015.  The shares underlying the nonqualified option vest as follows:  10,000 shares vest on March 8, 2011 and 10,000 shares vest on March 8, 2012.

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant.  For the interim period ended March 31, 2010, the Company recorded stock-based compensation of $6,305 for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	-	$-	$-		$ ---
Granted	220,000	$0.25	$0.25	.5	$ ---
Cancelled	-	$-	$-		$ ---
Balance, March 31, 2010	220,000	$0.25	0.25
Vested and Exercisable March 31, 2010	20,000	$0.25	$0.25	.5	$ ---

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	220,000	0.50	$0.25	20,000	0.50	$0.25

$0.25	220,000	0.50	$0.25	20,000	0.50	$0.25

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 30, 2009, the Company’s subsidiary, Atlantic, entered into a Ground Lease Agreement (the “Lease”) with  respect to property in Pittsgrove, New Jersey with Edward Stella, Jr., a director of Atlantic and the Company and the Vice President of Project Development of the Company.  See “NOTE 7 – COMMITMENTS AND CONTINGENCIES – Ground Lease.”

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Ground lease

Effective November 30, 2009, Atlantic entered into the Lease with Edward Stella, Jr., a director of Atlantic and who was subsequently elected as a director and appointed as Vice President of Project Development of the Company upon the consummation of the Share Exchange on February 3, 2010.  The Lease was negotiated between the parties at arms’ length.  The Lease permits Atlantic to construct and operate a solar farm on the leased premises located in Pittsgrove, New Jersey, and which is for an initial term of twenty-five years with an annual base rent of $1.3 million, which will be phased-in as construction of the solar farm facilities progresses as provided in the Lease.  Base rent will be due at the rate of $18,571.42 per year, or $1,547.61 per month for each ten (10) acres for which construction is completed and electricity is being generated.  Atlantic has the option to extend the Lease for four (4) successive periods of five (5) years each beyond the initial term.

NOTE 8 – CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2010, a majority of the Company’s cash and cash equivalents were held by one major financial institution located in the United States.  However, the Company has not experienced losses on this accounts and management believes that the Company is not exposed to significant risks on such account.

 NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occur after the balance sheet date of March 31, 2010 through May 17, 2010, the date when the financial statements were issued to determine if they must be reported.  The management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the three months ended March 31, 2010.  The following information should be read together with the Company’s unaudited financial statements for the three months ended March 31, 2010 and related notes appearing elsewhere in this report.

Overview

The Company was incorporated in the State of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.”  From its inception until January 28, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of common stock of Atlantic Green Power Corporation (“Atlantic”) pursuant to a Share Exchange, and Atlantic became a wholly-owned subsidiary of the Company.  The Company issued an aggregate of 38,099,250 shares of common stock to the former shareholders of Atlantic, and the Company changed its corporate name to “Atlantic Green Power Holding Company.”  As a result of the Share Exchange, the Company ceased its prior operations and commenced the operation of Atlantic as its sole line of business.  Atlantic is a renewable energy company primarily focused on the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.

Development Stage Company

From inception until the consummation of the Share Exchange, the Company was an exploration stage company.  Since the Effective Date of the Share Exchange, the Company is considered a development stage company in accordance with the guidance contained in the Codification Topic No. 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Results of Operations

For the three months ended March 31, 2010

Net Income (Loss).  For the three months ended March 31, 2010, net loss from operations was $181,419.

Revenues.  We did not have any revenues for the three months ended March 31, 2010.

Expenses.  Total operating expenses for the three months ended March 31, 2010 were $183,765.  Operating expenses for the three months ended March 31, 2010 consisted of $115,814 in professional fees and $67,951 in general and administrative expenses.

Interest Income.  We had interest income of $2,346 for the three months ended March 31, 2010.

Income Taxes.  No income tax provision has been made for the three months ended March 31, 2010.

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

As of May 14, 2010, the Company’s cash position was approximately $554,055.  The Company anticipates that its cash position is sufficient to fund current operations and obtain the local zoning board approvals and other permits necessary to develop the Pittsgrove solar farm.  However, without any additional financing, the Company will not be able to commence construction of the solar farm.  Depending upon the results of the Company’s approval and permitting process with the local zoning board and other regulatory bodies, the Company anticipates it will seek additional capital through debt or equity financings.  If the Company is unable to secure additional capital, it will explore strategic alternatives, including, but not limited to, partnering with another energy supplier or other company for purposes of developing the Pittsgrove solar farm.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $235,329.  In addition, the Company may not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

The officers and directors of the Company have not, as of the date of this filing, loaned any funds to the Company.  There are no formal commitments or arrangements to advance or loan funds to the Company or repay any such advances or loans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The Company is a smaller reporting company and is therefore not required to provide the information required by this item.

Item 4.	Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Operating Officer, who concluded that, at this time, the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  During the next several months, management will be providing recommendations to the Company’s Board of Directors as to the actions and steps necessary for the Company to implement effective controls and procedures.

There has been no significant change in the Company’s internal controls during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Chief Operating Officer, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.
Item 1A.	Risk Factors

The Company is a smaller reporting company and is therefore not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Upon the consummation of the Share Exchange on February 3, 2010, the Company issued an aggregate of 38,099,250 shares of its common stock, par value $.000001 per share, to the former shareholders of Atlantic in exchange for all of the issued and outstanding shares of Atlantic common stock in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.  Please see the Company’s current report on Form 8-K filed with the SEC on February 4, 2010.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company.  The nonqualified option was granted to Ms. Pontikos as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.  The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015.  The shares underlying the option vest as follows:  16,674 shares vested on February 5, 2010; 16,666 shares vested on each of March 1, 2010, April 1, 2010 and May 1, 2010; and 16,666 shares vest on the first day of each month thereafter with the final 16,666 shares vesting on January 1, 2011.

On March 8, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 20,000 shares of its common stock to Daniel Schohl.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.  The nonqualified option granted to Mr. Schohl has an exercise price of $.25 per share and expires on March 7, 2015.  The shares underlying the options vest as follows:  10,000 shares vest on March 8, 2011 and 10,000 shares vest on March 8, 2012.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Green Power Holding Company
Registrant

Date:	May 17, 2010	/s/ Robert Demos.Jr.
Robert Demos, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	May 17, 2010	/s/ R. Scott Byrne
R. Scott Byrne
Chief Operating Officer, Secretary and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
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
10.5
Ground Lease Agreement between Edward Stella, Jr. and Atlantic Green Power Corporation, effective November 30, 2009 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the SEC on March 31, 2010).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

 E-1