Form 10-Q
period 2010-06-30
Atlantic Green Power Holding Co
filed 2010-08-13
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to _______

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
Yes   ☒                    No ___

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ____                  No ___

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___   No    ☒     .

As of August 12, 2010, there were 43,199,750 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

Atlantic Green Power Holding Company
INDEX TO FORM 10-Q
PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations for the three and six months ended June 30, 2010 and for the period from September 17, 2009 (Inception) through June 30, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the period from September 17, 2009 (Inception) through June 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and for the period from September 17, 2009 (Inception) through June 30, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

Item 4.	Controls and Procedures	21

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

Signatures		24

Index of Exhibits		E-1

i

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

ii

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets
	June 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$362,045	$1,088,522
Prepaid expenses and other current assets	21,283	--
Total Current Assets	383,328	1,088,522
Deposits	444,540	49,990
Total Assets	$827,868	$1,138,512

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$31,528	$5,733
Note payable	9,518	--
Total Current Liabilities	41,046	5,733

Total Liabilities	41,046	5,733

Stockholders’ Equity
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; no shares issued and outstanding	--	--
Common stock, $0.000001 par value; 1,000,000,000 shares authorized;
43,199,750 shares issued and outstanding	43	43
Additional paid in capital	1,228,248	1,186,646
Deferred compensation	(25,841)	--
Deficit accumulated during the development stage	(415,628)	(53,910)
Total Stockholders’ Equity	786,822	1,132,779
Total Liabilities and Stockholders’ Equity	$827,868	$1,138,512

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Period from September 17, 2009 (Inception) Through June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$--	$--	$--

Operating Expenses:
Professional fees	83,551	199,365	243,021
General and administrative	98,340	166,291	176,839
Total Operating Expenses	181,891	365,656	419,860

Loss from Operations	(181,891)	(365,656)	(419,860)

Other Income (expense):
Interest income	1,645	3,991	4,285
Interest (expense)	(53)	(53)	(53)
Total Other Income (expense)	1,592	3,938	4,232
Loss Before Income Taxes	(180,299)	(361,718)
Provision for Income Taxes	--	--	--
Net Loss	$(180,299)	$(361,718)	$(415,628)
Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	43,199,750	43,199,750	43,199,750

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 17, 2009 (Inception) through June 30, 2010
(Unaudited)

					Deficit
					Accumulated
					During the	Total
	Common Stock		Additional	Deferred	Development	Stockholders’
	Shares	Amount	Paid In Capital	Compensation	Stage	Equity
September 17, 2009 (Inception)	38,099,250	$38	$1,476,541	$--	$--	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		--	(289,890)

Net loss					(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	--	(53,910)	1,132,779

Stock options issued for services			41,602	(41,602)		--

Amortization of deferred compensation				15,761		15,761

Net loss					(361,718)	(361,718)

Balance, June 30, 2010	43,199,750	$43	$1,128,248	$(25,841)	$(415,628)	$786,822

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2010	Period from September 17, 2009 (Inception) through June 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net loss	$(361,718)	$(415,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	15,761	17,761
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(21,283)	(21,283)
Increase in deposits	(394,550)	(444,540)
Increase in accounts payable and accrued liabilities	25,795	31,533
Net cash used in operating activities	(735,995)	(832,157)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	--	1,184,684
Proceeds from notes payable	10,681	10,681
Prepayment of note payable	(1,163)	(1,163)
Net cash provided by financing activities	9,518	1,194,202

Increase (decrease) in cash	(726,477)	362,045

Cash at beginning of period	1,088,522	--

Cash at end of period	$362,045	$362,045

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$53	$53
Income taxes	$650	$650

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
June 30, 2010
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

Pursuant to the terms of the Share Exchange Agreement, Lodestar agreed to issue an aggregate of 38,099,250 shares of Lodestar's common stock to the Atlantic shareholders in exchange for all of the issued and outstanding shares of Atlantic (the “Share Exchange”). In addition, in accordance with the terms of a Stock Purchase Agreement between Lodestar and McKinnon, Lodestar purchased 15,150,000 shares of its common stock owned by Ian McKinnon for $250,000, using funds received from Atlantic, and retired the purchased common stock. The shares issued in the Share Exchange represented approximately 88.2% of the issued and outstanding common stock immediately after the retirement of the 15,150,000 shares of the Company’s common stock purchased from McKinnon.

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

Fair value of financial instruments

The Company follows Paragraph 825-10-50-10 of the Codification for disclosures about fair value of its financial instruments and Paragraph 820-10-35-37 of the Codification  to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or December 31, 2009, nor are any gains or losses reported in the Company’s consolidated statements of operations that are attributable to any change in unrealized gains or losses relating to those assets and liabilities.

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

June30, 2010
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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2010 are as follows:

• (a)(a) The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options.

• (b)(b)  The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from paragraph 718-10-S99-1 of the Codification and represents the period of time the options are expected to be outstanding.

• (c)(c) The risk-free interest rate is based on the U.S. Department of the Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

• (d)(d) The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

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

The Company adopted Section 740-10-25 of the Codification. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Commitment and contingencies

The Company follows Subtopic 450-20 of the Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted Paragraph 230-10-45-24 of the Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method  as defined by Paragraph 230-10-45-25 of the Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to Paragraph 830-230-45-1 of the Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

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

The amendments in this update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

(a)	sales of in substance real estate (entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions); and

(b)
conveyances of oil and gas mineral rights (entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions).

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

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that require new disclosures as follows:

(a)
Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

(b)
Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

(a)
Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

(b)
Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements,” which provides amendments to Subtopic 855-10 as follows:

(a)
An entity that either (i) is an SEC filer or (ii) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

(b)
An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

(c)
The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. GAAP.

All of the amendments in this update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition,” which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A corporation can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

(a)           Be commensurate with either of the following:

(i)           The corporation’s performance to achieve the milestone; or

(ii)	The enhancement of the value of the item delivered as a result of a specific outcome resulting from the corporation’s performance to achieve the milestone.

(b)           Relate solely to past performance.

(c)           Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A corporation’s decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A corporation that is affected by the amendments in this Update is required to provide all of the following disclosures:

(a)           A description of the overall arrangement;

(b)           A description of each milestone and related contingent consideration;

(c)           A determination of whether each milestone is considered substantive;

(d)	The factors that the entity considered in determining whether the milestone or milestones are substantive; and

(e)	The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a corporation elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a corporation electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

(a)           Revenue;

(b)           Income before income taxes;

(c)           Net income;

(d)           Earnings per share; and

(e)           The effect of the change for the captions presented.

A corporation may elect, but is not required, to adopt the amendments in this update retrospectively for all prior periods.  The Company does not expect the adoption of this update to have a material impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

           The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $415,628, a net loss and net cash used in operations of $361,718 and $735,995, respectively, for the three and six months ended June 30, 2010. These conditions raise substantial doubt about its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary to construct the Pittsgrove solar farm.  Deposits were $444,540 and $49,990 at June 30, 2010 and December 31, 2009, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan went into effect on February 3, 2010.  10,000,000 shares of the Company’s common stock were reserved for issuance under the Incentive Plan.  At June 30, 2010, 9,780,000 shares remained available for issuance under the Incentive Plan.

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

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant.  For the three and six month period ended June 30, 2010, the Company recorded stock-based compensation of $9,456 and $15,761 respectively, for shares vested dates of grant.  For the three and six month period ended June 30, 2010, the Company recorded stock-based compensation of $9,456 and $15,761 respectively, for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through June 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.5	$	---
Cancelled	---	$	---	$	---		$	---
Balance, June 30, 2010	220,000		$0.25		0.25
Vested and Exercisable June 30, 2010	20,000		$0.25		$0.25	.5	$	---

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	220,000	0.50	$0.25	20,000	0.50	$0.25

$0.25	220,000	0.50	$0.25	20,000	0.50	$0.25

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 30, 2009, the Company’s subsidiary, Atlantic, entered into a Ground Lease Agreement (the “Ground Lease”) with  respect to property in Pittsgrove, New Jersey with Edward Stella, Jr., a director of Atlantic and the Company and the Vice President of Project Development of the Company.  See “NOTE 7 – COMMITMENTS AND CONTINGENCIES – Ground Lease.”

Rania K. Pontikos, Director of Technology and Strategic Planning for the Company, is also a principal in Millennium Power, Inc. (“Millennium Power”), an engineering consulting firm that provides strategic planning and engineering services for the Company.

During the three and six months ended June 30, 2010, the Company was billed and remitted $7,310 to Millennium Power.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Ground Lease

Effective November 30, 2009, Atlantic entered into the Ground Lease with Edward Stella, Jr., a director of Atlantic and who was subsequently elected as a director and appointed as Vice President of Project Development of the Company upon the consummation of the Share Exchange on February 3, 2010.  The Ground Lease was negotiated between the parties at arms’ length.  The Ground Lease permits Atlantic to construct and operate a solar farm on the leased premises located in Pittsgrove, New Jersey, and which is for an initial term of twenty-five years with an annual base rent of $1.3 million, which will be phased-in as construction of the solar farm facilities progresses as provided in the Ground Lease.  Base rent will be due at the rate of $18,571.42 per year, or $1,547.61 per month for each ten (10) acres for which construction is completed and electricity is being generated.  Atlantic has the option to extend the Ground Lease for four (4) successive periods of five (5) years each beyond the initial term.

On August 6, 2010, Atlantic and Mr. Stella restructured the Ground Lease into two separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original Ground Lease.  See “NOTE 9 – SUBSEQUENT EVENTS” below.

Note Payable – Insurance

On May 6, 2010, the Company entered into a finance agreement with AFCO. Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $10,680.87, which would accrue interest at the rate of 6% per annum, in order to partially fund the payment of the premium of the Company’s Director and Officer liability insurance. The agreement requires the Company to make nine monthly payments of $1,216.63, including interest. The first payment was made by the Company on June 6, 2010. As of June 30, 2010, the outstanding balance related to this finance agreement was $9,518.

NOTE 8 – CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2010, a majority of the Company’s cash and cash equivalents were held by two major financial institutions located in the United States.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

 NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there are reportable subsequent events to be disclosed as follows:

On July 2, 2010, the Company entered into a Finder’s Agreement with Millennium Power, an engineering consulting firm in which Rania Pontikos, Director of Technology and Strategic Planning for the Company, is a principal.  Pursuant to the Finder’s Agreement, Millennium Power is to identify prospective candidates interested in making an investment in, or pursuing a strategic initiative with, the Company.  Millennium Power is engaged by the Company under the Finder’s Agreement as a non-exclusive independent contractor and is compensated at a rate equal to a maximum of two percent (2%) of the investment amount in the Company made by any investor introduced to the Company by Millennium Power.

On August 6, 2010, Atlantic and Mr. Stella restructured the Ground Lease into two separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original Ground Lease: the East Tract Ground Lease Agreement relating to the 130-acre eastern tract, of which approximately 90 acres are suitable for development of a solar farm, and the West Tract Ground Lease Agreement relating to the 520-acre western tract, of which approximately 422 acres are suitable for development of a solar farm.  Each of these restructured lease agreements was negotiated at arm’s length.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the three and six months ended June 30, 2010.  The following information should be read together with the Company’s unaudited financial statements for the three and six months ended June 30, 2010 and related notes appearing elsewhere in this report.

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

Development Stage Company

From inception until the consummation of the Share Exchange, the Company was an exploration stage company.  Since February 4, 2010, the effective date of the Share Exchange, the Company is considered a development stage company in accordance with the guidance contained in the Codification Topic No. 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Results of Operations

For the three and six months ended June 30, 2010

Net Income (Loss).  For the three months ended June 30, 2010, net loss from operations was $180,299. For the six months ended June 30, 2010, net loss from operations was $361,718.

Revenues.  We did not have any revenues for the three or six months ended June 30, 2010.

Expenses.  Total operating expenses for the three months ended June 30, 2010 were $181,891.  Operating expenses for the three months ended June 30, 2010 consisted of $83,551 in professional fees and $98,340 in general and administrative expenses. For the six months ended June 30, 2010, total operating expenses were $365,656 which consisted of professional fees of $199,365 and general and administrative expenses of $166,291.

Interest Income.  We had interest income of $1,645 for the three months ended June 30, 2010 and $3,991 for the six months ended June 30, 2010.

Income Taxes.  No income tax provision has been made for the three or six months ended June 30, 2010.

Liquidity and Capital Resources

    On February 3, 2010, the Company consummated the Share Exchange with Atlantic.  As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.  In July 2010, the Company received final site plan approval from the Upper Pittsgrove Township Land Use Board for the development of approximately 90 acres of the eastern site of the Pittsgrove solar farm, but did not receive preliminary site plan approval from the Land Use Board for the 422-acre western site of the Pittsgrove solar farm.

    As of August  13, 2010, the Company’s cash position was approximately $220,000.  The Company anticipates that its cash position is sufficient to fund current operations and its continued pursuit of local zoning board approvals and other permits necessary to develop the western site of the Pittsgrove solar farm.  However, the Company estimates expenditures related to the development and construction of the solar farm on the eastern site will be in the range of $60 million, and therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the eastern site.  The Company anticipates it will seek additional capital through debt or equity financings, or possibly strategic alternatives, including, but not limited to, partnering with another energy supplier or other company, to fund the development of the Pittsgrove solar farm.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

    The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $415,628.  In addition, the Company may not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the last fiscal quarter, the Company engaged a part-time controller to assist with the preparation of the Company’s financial statements and periodic reports to be filed with the SEC, which the Company believes has had a material effect on the Company’s internal control over financial reporting.  Management will continue to discuss with the Board of Directors what further actions and steps are necessary for the Company to implement effective controls and procedures, such as whether to hire a full-time controller.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

On July 15, 2010, the Company received final site plan approval from the Land Use Board of Upper Pittsgrove Township, Salem County, New Jersey for the development of the 130-acre eastern site, of which approximately 90 acres are suitable for the development of a solar farm.  However, the Company did not obtain preliminary site plan approval from the Land Use Board for the 520-acre tract western site (of which approximately 422 acres are suitable for the development of a solar farm) of the Pittsgrove sola farm.  Despite this development, the Company intends to continue to evaluate its options to facilitate the development of the western site.  Please see the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2010.

On August 6, 2010, in light of the Company receipt of final site plan approval for the eastern site of the Pittsgrove solar farm, Atlantic and Edward J. Stella, Jr., Vice President of Project Development and a director of the Company and Atlantic, restructured the Ground Lease previously entered into between Atlantic and Mr. Stella effective November 30, 2009 pursuant to which Atlantic leased the eastern site and western site in Upper Pittsgrove Township, New Jersey from Mr. Stella.  The Ground Lease was restructured into separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original Ground Lease: the East Tract Ground Lease Agreement relating to the 130-acre eastern site, and the West Tract Ground Lease Agreement relating to the 520-acre western site.  Each of these restructured lease agreements was negotiated at arm’s length.  Please see the Company’s Current Report on Form 8-K dated August 6, 2010, and filed with the SEC on August 12, 2010.

Item 6.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Green Power Holding Company
Registrant

Date:	August 13, 2010	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 13, 2010	/s/ R. Scott Byrne
R. Scott Byrne
Chief Operating Officer, Secretary,
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

10.6
East Tract Ground Lease Agreement between Edward J. Stella, Jr. and Atlantic Green Power Corporation dated August 6, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 12, 2010).

10.7
West Tract Ground Lease Agreement between Edward J. Stella, Jr. and Atlantic Green Power Corporation dated August 6, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 12, 2010).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-1