Form 10-Q
period 2010-09-30
Atlantic Green Power Holding Co
filed 2010-11-15
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

As of November 11, 2010, there were 43,227,250 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

Atlantic Green Power Holding Company

INDEX TO FORM 10-Q
		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and for the Period from September 17, 2009 (Inception) through September 30, 2010 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the Period from September 17, 2009 (Inception) through September 30, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and for the Period from September 17, 2009 (Inception) through September 30, 2010 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

Signatures		23

Index of Exhibits		E-1

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

ii

PART I.  FINANCIAL INFORMATION
Item 1.                                Financial Statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$132,565	$1,088,522
Prepaid expenses and other current assets	23,042	—
Total Current Assets	155,607	1,088,522
Deposits	705,037	49,990
Total Assets	$860,644	$1,138,512

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$112,680	$5,733
Note payable	4,806	—
Total Current Liabilities	117,486	5,733

Total Liabilities	117,486	5,733

Stockholders’ Equity
Preferred stock, $0.000001 par value; 20,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.000001 par value; 1,000,000,000 shares authorized; 43,227,250 and 43,199,750 shares issued and outstanding, respectively	43	43
Additional paid in capital	1,268,466	1,186,646
Deferred Compensation	(12,604)	—
Deficit accumulated during the development stage	(512,747)	(53,910)
Total stockholders’ equity	743,158	1,132,779
Total Liabilities and Stockholders’ Equity	$860,644	$1,138,512

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010	Period from September 17, 2009 (Inception) Through September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$—	$—	$—

Operating Expenses:
Professional fees	52,340	164,100	207,756
General and administrative	139,441	298,990	309,538
Total Operating Expenses	191,781	463,090	517,294

Loss from Operations	(191,781)	(463,090)	(517,294)

Other Income (expense):
Interest income	482	4,474	4,768
Interest (expense)	(155)	(221)	(221)
Total Other Income (expense)	327	4,253	4,547
Loss Before Income Taxes	(191,454)	(458,837)	(512,747)
Provision for Income Taxes	—	—	—
Net Loss	$(191,454)	$(458,837)	$(512,747)
Net loss per common share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	43,562,667	43,202,067

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 17, 2009 (Inception) through September 30, 2010
(Unaudited)

	Common Stock		Additional Paid In	Deferred	Deficit Accumulated During the	Total Stockholders’
	Shares	Amount	Capital	Compensation	Development	Equity
September 17, 2009 (Inception)	38,099,250	$38	$1,476,541	$—	$—	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)	—	—	(289,890)

Net loss	—	—	—	—	(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	—	(53,910)	1,132,779

Common stock issued for services	27,500	—	44,000	—	—	44,000

Stock options issued for services	—	—	37,820	(37,820)	—	—

Amortization of deferred compensation	—	—	—	25,216	—	25,216

Net loss	—	—	—	—	(458,837)	(458,837)

Balance, September 30, 2010	43,227,250	$43	$1,268,466	$(12,604)	$(512,747)	$743,158

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2010	Period from September 17, 2009 (Inception) through September 30, 2010
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(458,837)	$(512,747)
Adjustments to reconcile net loss to net cash used in operating activities: Stock compensation	69,216	71,216
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(23,042)	(23,042)
Increase in deposits	(655,047)	(705,037)
Increase in accounts payable and accrued liabilities	106,947	112,685
Net Cash used in Operating Activities	(960,763)	(1,056,925)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	—	1,184,684
Proceeds from note payable	10,681	10,681
Payments of note payable	(5,875)	(5,875)
Net cash provided by financing activities	4,806	1,189,490

Increase (decrease) in cash	(955,957)	132,565

Cash at beginning of period	1,088,522	—

Cash at end of period	$132,565	$132,565

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
September 30, 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION

Lodestar Mining, Incorporated (“Lodestar”) was incorporated on October 31, 2006 under the laws of the State of Delaware.  On February 4, 2010, Lodestar changed its name to Atlantic Green Power Holding Company (the “Company”).

Atlantic Green Power Corporation (“Atlantic”) (a development stage company), was incorporated on September 17, 2009 under the laws of the State of New Jersey.  Atlantic was formed to develop renewable energy systems and related activities. Prior to October 1, 2009, Atlantic was inactive.

Merger of Atlantic Green Power Corporation

On January 29, 2010, Lodestar entered into an Agreement and Plan of Exchange (the “Share Exchange Agreement”) with Atlantic and Ian McKinnon (“McKinnon”), the majority stockholder of Lodestar.

Pursuant to the terms of the Share Exchange Agreement, Lodestar agreed to issue an aggregate of 38,099,250 shares of Lodestar's common stock to the Atlantic shareholders in exchange for all of the issued and outstanding shares of Atlantic (the “Share Exchange”). In addition, in accordance with the terms of a Stock Purchase Agreement between Lodestar and McKinnon, Lodestar purchased 15,150,000 shares of its common stock owned by Ian McKinnon for $250,000, using funds received from Atlantic, and retired the purchased common stock. The shares of common stock issued by the Company in the Share Exchange represented approximately 88.2% of the issued and outstanding shares of common stock immediately after the retirement of the 15,150,000 shares purchased from McKinnon.

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

Development stage company

The Company is a development stage company as defined by Section 810-10-20 of the Codification. The Company is still devoting substantially all of its efforts toward establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis.  Consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor are any gains or losses reported in the Company’s consolidated statements of operations that are attributable to any change in unrealized gains or losses relating to those assets and liabilities for the interim period ended September 30, 2010 or for the period from September 17, 2009 (inception) through September 30, 2010.

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

September 30, 2010
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

Net loss per common share

Net loss per common share is computed pursuant to Section 260-10-45 of the Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt, which excludes stock options to purchase  200,000 shares of the Company’s common stock. These potential shares of common stock were not included as they were anti-dilutive.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $512,747, a net loss and net cash used in operations of $458,837 and $960,763, respectively, for the nine months ended September 30, 2010. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Pittsgrove, New Jersey, as well as consulting fees related to the development of the Pittsgrove solar farm.  Deposits were $705,037 and $49,990 at September 30, 2010 and December 31, 2009, respectively.

NOTE 5 - STOCKHOLDERS’ EQUITY

Common Stock Issuances

On August 23, 2010, the Company entered in to a consulting agreement for advisory services, which provided for payments of $6,000 per month together with the issuance of  up to a total of 50,000 shares of the Company’s common stock.  The consulting agreement was terminated on September 17, 2010.  For the three months ended September 30, 2010, the Company issued the consultant 25,000 shares of common stock and paid the consultant $6,000 pursuant to the consulting agreement, resulting in consulting expense of $46,000 for the quarter ended September 30, 2010.  The shares were issued by the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

In September 2010, the Company settled a $4,000 outstanding balance with a vendor for certain public relations services by issuing the vendor 2,500 shares of the Company’s common stock.  The shares were issued by the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (“Incentive Plan”).  The Incentive Plan went into effect on February 3, 2010.  10,000,000 shares of the Company’s common stock were reserved for issuance under the Incentive Plan.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933.  The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015.  The shares underlying the nonqualified option vest as follows:  16,674 shares vested on February 5, 2010; 16,666 shares vested on each of March 1, 2010, April 1, 2010; May 1, 2010, June 1, 2010, July 1, 2010; August 1, 2010 and September 1, 2010; and 16,666 shares vest on the first day of each month thereafter with the final 16,666 shares vesting on January 1, 2011.

On March 8, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 20,000 shares of its common stock to Daniel Schohl.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.  The nonqualified option granted to Mr. Schohl had an exercise price of $.25 per share and was scheduled to expire on March 7, 2015.  On August 20, 2010, Mr. Schohl’s employment with the Company terminated and the entire nonqualified option granted to him was cancelled as of the date of termination.

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant. For the three and nine month period ended September 30, 2010, the Company recorded stock-based compensation of $9,455 and $25,216 respectively, for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through September 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.33		$41,602
Cancelled	(20,000)	$	---	$	---			$(3,782)
Balance, September 30, 2010	200,000		$0.25		0.25			$37,820
Vested and Exercisable September 30, 2010	133,336		$0.25		$0.25			$25,216

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.25	200,000	0.50	$0.25	133,336	0.50	$0.25

$0.25	200,000	0.50	$0.25	133,336	0.50	$0.25

At September 30, 2010, 9,800,000 shares remained available for issuance under the Incentive Plan.

NOTE 6 – RELATED PARTY TRANSACTIONS

Effective November 30, 2009, Atlantic entered into a Ground Lease Agreement (the “Ground Lease”) with  respect to property in Pittsgrove, New Jersey with Edward Stella, Jr., a director of Atlantic and the Company and the Vice President of Project Development of the Company.  The Ground Lease was restructured into two separate lease agreements on August 6, 2010.  See “NOTE 7 – COMMITMENTS AND CONTINGENCIES – Ground Lease.”

Rania K. Pontikos, Director of Technology and Strategic Planning for the Company, is also a principal in Millennium Power, Inc. (“Millennium Power”), an engineering consulting firm that provides strategic planning and engineering services for the Company.

On July 2, 2010, the Company entered into a Finder’s Agreement with Millennium Power, pursuant to which Millennium Power is to identify prospective candidates interested in making an investment in, or pursuing a strategic initiative with, the Company.  Millennium Power is engaged by the Company under the Finder’s Agreement as a non-exclusive independent contractor and is compensated at a rate equal to a maximum of two percent (2%) of the investment amount in the Company made by any investor introduced to the Company by Millennium Power.

During the three and nine months ended September 30, 2010, the Company remitted $3,469 and $25,036, respectively, to Millennium Power.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Ground Lease

Effective November 30, 2009, Atlantic entered into the Ground Lease with Edward Stella, Jr., a director of Atlantic and who was subsequently elected as a director and appointed as Vice President of Project Development of the Company upon the consummation of the Share Exchange on February 3, 2010.  The Ground Lease was negotiated between the parties at arms’ length.  The Ground Lease permitted Atlantic to construct and operate a solar farm on the leased premises located in Pittsgrove, New Jersey.

On August 6, 2010, Atlantic and Mr. Stella restructured the Ground Lease into two separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original Ground Lease: the East Tract Ground Lease Agreement relating to the 130-acre eastern tract, of which approximately 90 acres are suitable for development of a solar farm, and the West Tract Ground Lease Agreement relating to the 520-acre western tract, of which approximately 422 acres are suitable for development of a solar farm.  Each of these restructured lease agreements has an initial term of 25 years.

Note Payable – Insurance

On May 6, 2010, the Company entered into a finance agreement with AFCO. Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $10,680.87, which would accrue interest at 6% per annum, to partially fund the payment of the premium of the Company’s Director and Officer liability insurance. The agreement requires the Company to make nine monthly payments of $1,216.63, including interest. The first payment was made by the Company on June 6, 2010. As of September 30, 2010, the outstanding balance related to this finance agreement was $4,806.

NOTE 8 – CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2010, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp (“FDIC”).  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

On October 12, 2010, the Company entered into a Stock Subscription Agreement (the “Subscription Agreement”) with Alpha Capital Anstalt and Adventure Ventures LLC (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase 535,714 shares of common stock.

Each promissory note has a term of eighteen (18) months and accrues interest at eight percent (8%) per annum.  The holder of a promissory note has the right from and after the issuance thereof until such time as the promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at $0.70 per share.  The conversion price and number and kind of shares to be issued upon conversion of the promissory notes are subject to adjustment from time to time as more fully described in the notes.

In connection with the issuance of the warrants to purchase common stock, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.  Each of the warrants issued to the Subscribers has a term of five (5) years from October 12, 2010 and was fully vested on the date of issuance.  The warrants are exercisable at $1.00 per share.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the three and nine months ended September 30, 2010.  The following information should be read together with the Company’s unaudited financial statements for the three and nine months ended September 30, 2010 and related notes appearing elsewhere in this report.

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

Development Stage Company

From inception until the consummation of the Share Exchange, the Company was an exploration stage company.  Since February 4, 2010, the effective date of the Share Exchange, the Company is considered a development stage company in accordance with the guidance contained in the Codification Topic No. 915, “Development Stage Entities.”  The Company is still devoting substantially all of its efforts toward establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Results of Operations

For the three and nine months ended September 30, 2010

Net Income (Loss).  For the three months ended September 30, 2010, net loss from operations was $191,454. For the nine months ended September 30, 2010, net loss from operations was $458,838.

Revenues.  We did not have any revenues for the three or nine months ended September 30, 2010.

Expenses.  Total operating expenses for the three months ended September 30, 2010 were $191,781.  Operating expenses for the three months ended September 30, 2010 consisted of $52,340 in professional fees and $139,441 in general and administrative expenses. For the nine months ended September 30, 2010, total operating expenses were $463,091 which consisted of professional fees of $164,100 and general and administrative expenses of $298,991.

Interest Income.  We had interest income of $482 for the three months ended September 30, 2010 and $4,474 for the nine months ended September 30, 2010.

Income Taxes.  No income tax provision has been made for the three or nine months ended September 30, 2010.

Liquidity and Capital Resources

    On February 3, 2010, the Company consummated the Share Exchange with Atlantic.  As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.  In July 2010, the Company received final site plan approval from the Upper Pittsgrove Township Land Use Board for the development of approximately 90 acres of the eastern site of the Pittsgrove solar farm.  The Land Use Board did not grant preliminary site plan approval for the 422-acre western site of the Pittsgrove solar farm, although the Company has filed an appeal of that decision, which is currently pending.

As of November 10, 2010, the Company’s cash position was approximately $234,965.  The Company anticipates that its cash position is sufficient to fund current operations and its continued pursuit of local zoning board approvals and other permits necessary to develop the western site of the Pittsgrove solar farm.  However, the Company estimates expenditures related to the development and construction of the solar farm on the eastern site will be in the range of $60 million, and therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the eastern site.  The Company anticipates it will seek additional capital through debt or equity financings, or possibly strategic alternatives, including, but not limited to, partnering with another energy supplier or other company, to fund the development of the Pittsgrove solar farm.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $481,579.  In addition, the Company does not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Operating Officer, who concluded that, at this time, the Company’s disclosure controls and procedures are ineffective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the last fiscal quarter, the Company engaged a full-time controller, effective August 16, 2010, to assist with the preparation of the Company’s financial statements and periodic reports to be filed with the SEC, which the Company believes has had a material effect on the Company’s internal control over financial reporting.  Management continues to focus on the improvement of the Company’s internal control over financial reporting, which management considers to be a priority.  Senior management, together with the Company’s board of directors, conducted a review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q for each of the quarters ended March 31, 2010 and June 30, 2010, and as a result of such review, senior management, together with the Company’s board of directors, determined that it was necessary to restate the financial statements for each of these periods to recast certain items previously included as expenses as deposits on the Company’s balance sheets, and to correct certain information regarding options granted by the Company.  Management will continue to discuss with the Board further actions and steps are necessary for the Company to implement effective controls and procedures, such as the engagement of a full-time Chief Financial Officer.

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

On September 8, 2010, the Company issued 25,000 shares of its common stock to a consultant pursuant to the terms of a consulting agreement between Atlantic and the consultant dated August 23, 2010, which provided for the provision of certain consulting services by the consultant to Atlantic.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act in connection with the issuance of these shares to the consultant.

On the same date, the Company issued 2,500 shares of common stock to a vendor as compensation for public relations services.  The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act in connection with the issuance of these shares to the vendor.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

On July 15, 2010, the Company received final site plan approval from the Land Use Board of Upper Pittsgrove Township, Salem County, New Jersey for the development of the 130-acre eastern site, of which approximately 90 acres are suitable for the development of a solar farm.  The Land Use Board did not grant preliminary site plan approval for the 520-acre tract western site (of which approximately 422 acres are suitable for the development of a solar farm) of the Pittsgrove solar farm.  The Company has filed an appeal of that decision, which is pending.

Item 6.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Green Power Holding Company
Registrant

Date: November 15, 2010	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2010	/s/ R. Scott Byrne
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
4.1
Form of Convertible Promissory Note, dated October 12, 2010, issued to the following subscribers and in the following amounts:  Alpha Capital Anstalt ($350,000); and Adventure Ventures LLC ($150,000) (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 15, 2010).

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

10.8	Subscription Agreement, dated as of October 12, 2010, by and among Atlantic Green Power Holding Company (the “Company”) and Alpha Capital Anstalt and Adventure Ventures LLC, including Exhibit B – Form of Common Stock Purchase Warrant. Upon the request of the Securities and Exchange Commission, the Company agrees to furnish copies of each of the following schedules and exhibits: Schedule 5(a) – Subsidiaries; Schedule 5(d) – Capitalization and Additional Issuances; Schedule 5(l) – Defaults; Schedule 5(p) – No Undisclosed Events or Circumstances; Schedule 5(q) – Banking; Schedule 5(x) – Transfer Agent; Schedule 9(e) – Use of Proceeds; Exhibit A – Form of Convertible Note (included as Exhibit 4.1); Exhibit C – Form of Escrow Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 15, 2010).
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

 E-1