Form 10-Q/A
period 2010-03-31
Atlantic Green Power Holding Co
filed 2010-12-14
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010.
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

Atlantic Green Power Holding Company
INDEX TO FORM 10-Q

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of March 31, 2010 (Unaudited) (Restated) and December 31, 2009	1

	Consolidated Statements of Operations for the three months ended March 31, 2010 and for the period from September 17, 2009 (Inception) through March 31, 2010 (Unaudited) (Restated)	2

	Consolidated Statement of Stockholders’ Equity for the period from September 17, 2009 (Inception) through March 31, 2010 (Unaudited)	3

	Consolidated Statements of Cash Flows for the three months ended March 31, 2010 andfor the period from September 17, 2009 (Inception) through March 31, 2010 (Unaudited) (Restated)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	20

Item 4.	(Removed and Reserved)	20

Item 5.	Other Information	20

Item 6.	Exhibits	20

Signatures		23

Index of Exhibits		E-1

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

EXPLANATORY NOTE

Atlantic Green Power Holding Company (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the three months ended March 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010 (the “Original Report”), to restate its unaudited consolidated financial statements for the three month period ended March 31, 2010 under Item 1 and to amend Item 2 of Part I of the Original Report.  This Amendment does not affect any other items or sections in the Original Report, and no attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement.

Management determined that certain expenses were inadvertently misclassified during the quarter ended March 31, 2010.  These expenses should have been recorded on the Balance Sheet as Deposits related to the quarter ended March 31, 2010 and were inadvertently misclassified in the reported first quarter 2010 financial results.  The accounting error resulted in an overstatement of professional fees of $49,118 and an understatement of general and administrative fees of $7,954; totaling an overstatement of net loss by $41,164.  The table below presents the effect of the financial statement adjustments related to the restatement of our previously reported unaudited consolidated statement of operations for the three months ended March 31, 2010:

Three Months Ended March 31, 2010:	As reported	Adjustment	As Restated

Total Operating Expenses	$183,765	$(41,164)	$142,601
Net Loss	(181,419)	41,164	(140,255)

Net loss per common share-basic and diluted:

Net loss per common share	(0.00)	(0.00)	(0.00)

In addition, the number of vested options as of March 31, 2010 reported in Note 5 of Item 1 has been corrected to read 33,340 and not 20,000 as reported in the Original Report.

As previously disclosed in the Company’s current report on Form 8-K filed with the SEC on November 12, 2010, after discussions between management and the Company’s independent registered public accounting firm, the Company concluded that the previously issued unaudited consolidated financial statements included in the Original Report should no longer be relied upon because of the errors in the Original Report as described above.

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2010	December 31, 2009
	(Unaudited)
	(Restated)
Current Assets
Cash	$658,099	$1,088,522

Total Current Assets	658,099	1,088,522

Deposits	351,463	49,990

Total Assets	$1,009,562	$1,138,512

Liabilities and Stockholders’ Equity

Liabilities
Current Liabilities
Accounts payable and accrued liabilities	$10,733	$5,733

Total Current Liabilities	10,733	5,733

Total Liabilities	10,733	5,733

Stockholders’ Equity
Preferred stock, $0.000001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 1,000,000,000 shares authorized;
43,199,750 shares issued and outstanding	43	43
Additional paid in capital	1,228,248	1,186,646
Deferred compensation	(35,297)	-
Deficit accumulated during the development stage	(194,165)	(53,910)

Total Stockholders’ Equity	998,829	1,132,779

Total Liabilities and Stockholders’ Equity	$1,009,562	$1,138,512

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(Restated)

	Three Months Ended March 31, 2010	Period from September 17, 2009 (Inception) through March 31, 2010

Revenue	$-	$-

Operating Expenses:
Professional fees	66,696	110,352
General and administrative	75,905	86,453

Total Operating Expenses	142,601	196,805

Loss from Operations	(142,601)	(196,805)

Other Income (Expense):
Interest income	2,346	2,640
Interest (expense)	-	-
Total Other Income (Expense)	2,346	2,640

Loss Before Income Taxes	(140,255)	(194,165)

Provision for Income Taxes	-	-

Net Loss	$(140,255)	$(194,165)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	43,199,750	43,199,750

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 17, 2009 (Inception) through March 31, 2010
(Unaudited)

	Common Stock		Additional	Deferred	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Paid In Capital	Compensation	Stage	Equity
					(Restated)	(Restated)
September 17, 2009
(Inception)	38,099,250	$38	$1,476,541	$-	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		-	(289,890)

Net loss					(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	-	(53,910)	1,132,779

Stock options issued for services			41,602	(41,602)		-

Amortization of stock based compensation				6,305		6,305

Net loss					(140,255)	(140,255)

Balance, March 31, 2010	43,199,750	$43	$1,228,248	$(35,297)	$(194,165)	$998,829

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Restated)

	Three Months Ended March 31, 2010	Period from September 17, 2009 (Inception) through March 31, 2010

Cash Flows from Operating Activities:
Net loss	$(140,255)	$(194,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	6,305	8,305
Changes in operating assets and liabilities:
Increase in deposits	(301,473)	(351,463)
Increase in accounts payable and accrued liabilities	5,000	10,738

Net cash used in operating activities	(430,423)	(526,585)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	1,184,684

Net cash provided by financing activities	-	1,184,684

Increase (decrease) in cash	(430,423)	658,099

Cash at beginning of period	1,088,522	-

Cash at end of period	$658,099	$658,099

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
March 31, 2010
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Restatement of Financial Statements

As referred to in Note 10 herein, the Company has restated its consolidated financial statements for the three months ended March 31, 2010 for a correction of several errors.

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $194,165, a net loss and net cash used in operations of $140,255 and $430,423, respectively, for the interim period ended March 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern.

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

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary to construct the Pittsgrove solar farm. Deposits were $351,463 and $49,990 at March 31, 2010 and December 31, 2009, respectively.

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

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	-	$-	$-		$	---
Granted	220,000	$0.25	$0.25	.5	$	---
Cancelled	-	$-	$-		$	---
Balance, March 31, 2010	220,000	$0.25	0.25
Vested and Exercisable
March 31, 2010	33,340	$0.25	$0.25	.5	$	---

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	220,000	0.50	$0.25	33,340	0.50	$0.25

$0.25	220,000	0.50	$0.25	33,340	0.50	$0.25

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

NOTE 10 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Management determined that certain expenses were inadvertently misclassified during the quarter ended March 31, 2010.  These expenses should have been recorded on the Balance Sheet as Deposits related to the quarter ended March 31, 2010 and were inadvertently misclassified in the reported first quarter 2010 financial results.  The accounting error resulted in an overstatement of professional fees of $49,118 and an understatement of general and administrative fees of $7,954 totaling an overstatement of net loss by $41,164.  The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported unaudited consolidated financial statements for the three months ended March 31, 2010:

Statement of Operations Three Months Ended March 31, 2010:	As reported	Adjustment	As Restated

Total Operating Expenses	$183,765	$(41,464)	$142,601
Net Loss	(181,419)	41,464	(140,255)

Net Loss per common share-basic and diluted:

Net loss per common share	(0.00)	(0.00)	(0.00)

Balance Sheet March 31, 2010:	As reported	Adjustment	As Restated

Assets
Deposits	310,299	41,164	351,463

Stockholders’ Equity
Deficit accumulated during the development stage	(235,329)	(41,164)	(194,165)

Statement of Cash Flows Three Months Ended March 31, 2010:	As reported	Adjustment	As Restated

Cash Flows from Operating Activities
NetLoss	$(181,419)	$(41,164)	$(140,255)
Increase in Deposits	(260,309)	41,164	(301,473)
Net Cash used in Operating Activities	(430,423)	-	(430,423)

Cash at end of period	658,099	-	658,099

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the three months ended March 31, 2010

Net Income (Loss).  For the three months ended March 31, 2010, net loss from operations was $140,255.

Revenues.  We did not have any revenues for the three months ended March 31, 2010.

Expenses.  Total operating expenses for the three months ended March 31, 2010 were $142,601.  Operating expenses for the three months ended March 31, 2010 consisted of $66,696 in professional fees and $75,905 in general and administrative expenses.

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $194,165.  In addition, the Company may not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

On March 8, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 20,000 shares of its common stock to Daniel Schohl.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.  The nonqualified option granted to Mr. Schohl has an exercise price of $.25 per share and expires on March 7, 2015.  The shares underlying the option vest as follows:  10,000 shares vest on March 8, 2011 and 10,000 shares vest on March 8, 2012.

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

Atlantic Green Power Holding Company
Registrant

Date: December 14, 2010	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 14, 2010	/s/ R. Scott Byrne
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