Form 10-Q/A
period 2010-06-30
Atlantic Green Power Holding Co
filed 2010-12-14
CIK 1397832

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

EXPLANATORY NOTE

Atlantic Green Power Holding Company (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its quarterly report on Form 10-Q for the three months ended June 30, 2010 filed with the Securities and Exchange Commission (“SEC”) on August 13, 2010 (the “Original Report”) to restate its unaudited consolidated financial statements for the three month period ended June 30, 2010 under Item 1 and to amend Item 2 of Part I of the Original Report.  This Amendment does not affect any other items or sections in the Original Report, and no attempt has been made in this Amendment to update other disclosures presented in the Original Report, except as required to reflect the effects of the restatement.

Management determined that certain expenses were inadvertently misclassified during the quarter ended June 30, 2010.  These expenses should have been recorded on the Balance Sheet as Deposits related to the quarter ended June 30, 2010 and were inadvertently omitted from the reported second quarter 2010 financial results.  The accounting error resulted in an overstatement of professional fees of $38,487, and an overstatement of general and administrative fees of $14,684; totaling an overstatement of net loss by $53,171.  The table below presents the effect of the financial statement adjustments related to the restatement of our previously reported unaudited consolidated financial statements for the three months ended June 30, 2010:

Three Months Ended June 30, 2010:	As reported	Adjustment	As Restated

Total Operating Expenses	$181,891	$(53,171)	$128,720
Net Loss	(180,299)	53,171	(127,128)

Net Loss per common share-basic and diluted:

Net loss per common share	(0.00)	(0.00)	(0.00)

In addition, the number of vested options as of June 30, 2010 reported in Note 5 of Item 1 has been corrected to read 83,338 and not 20,000 as reported in the Original Report.

As previously disclosed in the Company’s current report on Form 8-K filed November 12, 2010, after discussions between management and the Company’s independent registered public accounting firm, the Company concluded that the previously issued unaudited consolidated financial statements included in the Original Report should no longer be relied upon because of the errors the Original Report as described above.

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets

	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets
Cash	$362,045	$1,088,522
Prepaid expenses and other current assets	21,283	--
Total Current Assets	383,328	1,088,522
Deposits	538,875	49,990
Total Assets	$922,203	$1,138,512

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$31,528	$5,733
Note payable	9,518	--
Total Current Liabilities	41,046	5,733

Total Liabilities	41,046	5,733

Stockholders’ Equity
Preferred stock, $0.000001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	--	--
Common stock, $0.000001 par value; 1,000,000,000 shares authorized;
43,199,750 shares issued and outstanding	43	43
Additional paid in capital	1,228,248	1,186,646
Deferred compensation	(25,841)	--
Deficit accumulated during the development stage	(321,293)	(53,910)
Total Stockholders’ Equity	881,157	1,132,779
Total Liabilities and Stockholders’ Equity	$922,203	$1,138,512

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
(Restated)

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010	Period from September 17, 2009 (Inception) Through June 30, 2010

Revenue	$--	$--	$--

Operating Expenses:
Professional fees	45,064	111,760	155,416
General and administrative	83,656	159,561	170,109
Total Operating Expenses	128,720	271,321	325,525

Loss from Operations	(128,720)	(271,321)	(325,525)

Other Income (expense):
Interest income	1,645	3,991	4,285
Interest (expense)	(53)	(53)	(53)
Total Other Income (expense)	1,592	3,938	4,232
Loss Before Income Taxes	(127,128)	(267,383)	(321,293)
Provision for Income Taxes	--	--	--
Net Loss	$(127,128)	$(267,383)	$(321,293)
Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	43,199,750	43,199,750	43,199,750

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity
For the Period from September 17, 2009 (Inception) through June 30, 2010
(Unaudited)

			Additional Paid In Capital	Deferred Compensation	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity

	Common Stock
	Shares	Amount
					(Restated)	(Restated)
September 17, 2009
(Inception)	38,099,250	$38	$1,476,541	$--	$--	$1,476,579

Reverse acquisitionadjustment	5,100,500	5	(289,895)		--	(289,890)

Net loss					(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	--	(53,910)	1,132,779

Stock options issued for services			41,602	(41,602)		--

Amortization of deferred compensation				15,761		15,761

Net loss					(267,383)	(267,383)

Balance, June 30, 2010	43,199,750	$43	$1,228,248	$(25,841)	$(321,293)	$881,157

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
(Restated)

	Six Months Ended June 30, 2010	Period from September 17, 2009 (Inception) through June 30, 2010
Cash Flows from Operating Activities:
Net loss	$(267,383)	$(321,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	15,761	17,761
Changes in operating assets and liabilities:
Increase in prepaid expenses and other current assets	(21,283)	(21,283)
Increase in deposits	(488,885)	(538,875)
Increase in accounts payable and accrued liabilities	25,795	31,533

Net cash used in operating activities	(735,995)	(832,157)

Cash Flows from Financing Activities:
Proceeds from sale of common stock	--	1,184,684
Proceeds from notes payable	10,681	10,681
Prepayment of note payable	(1,163)	(1,163)
Net cash provided by financing activities	9,518	1,194,202

Increase (decrease) in cash	(726,477)	362,045

Cash at beginning of period	1,088,522	--

Cash at end of period	$362,045	$362,045

Supplemental Disclosures of Cash Flow Information:
Cash paid for:
Interest	$53	$53
Income taxes	$650	$650

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

Restatement of Financial Statements

As referred to in Note 10 herein, the Company has restated its consolidated financial statements for the three months ended June 30, 2010 for a correction of several errors.

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

June 30, 2010
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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $321,293, a net loss and net cash used in operations of $267,383 and $735,995, respectively, for the six months ended June 30, 2010. These conditions raise substantial doubt about its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary to construct the Pittsgrove solar farm. Deposits were $538,875 and $49,990 at June 30, 2010 and December 31, 2009, respectively.

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

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company.  The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).  The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015.  The shares underlying the nonqualified option vest as follows:  16,674 shares vested on February 5, 2010; 16,666 shares vested on each of March 1, 2010, April 1, 2010; May 1, 2010; and June 1, 2010; and 16,666 shares vest on the first day of each month thereafter with the final 16,666 shares vesting on January 1, 2011.

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

The table below summarizes the Company’s Incentive Plan stock option activities through June 30, 2010:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.5	$	---
Cancelled	---	$	---	$	---		$	---
Balance, June 30, 2010	220,000		$0.25		0.25
Vested and Exercisable
June 30, 2010	83,338		$0.25		$0.25	.5	$	---

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	220,000	0.50	$0.25	83,338	0.50	$0.25

$0.25	220,000	0.50	$0.25	83,338	0.50	$0.25

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

NOTE 10 – RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

Management determined that certain expenses were inadvertently misclassified during the quarter ended June 30, 2010.  These expenses should have been recorded on the Balance Sheet as Deposits related to the quarter ended June 30, 2010 and were inadvertently omitted from the reported second quarter 2010 financial results.  The accounting error resulted in an overstatement of professional fees of $38,487, and an overstatement of general and administrative fees of $14,684; totaling an overstatement of net loss by $53,171.  The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported unaudited consolidated financial statements for the three months ended June 30, 2010:

Statement of Operations Three Months Ended June 30, 2010:	As reported	Adjustment	As Restated

Total Operating Expenses	$181,891	$(53,171)	$128,720
Net Loss	(180,299)	53,171	(127,128)

Net Loss per common share-basic and diluted:

Net loss per common share	(0.00)	(0.00)	(0.00)

Balance Sheet June 30, 2010:	As reported	Adjustment	As Restated

Assets
Deposits	444,540	94,335	538,875

Stockholders’ Equity
Deficit accumulated during the development stage	(415,628)	(94,335)	(321,293)

Statement of Cash Flows Three Months Ended June 30, 2010:	As reported	Adjustment	As Restated

Cash Flows from Operating Activities
Net Loss	$361,718	$(94,335)	$267,383
Increase in deposits	(394,550)	94,335	(488,885)

Cash at end of period	362,045	-	362,045

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

For the three and six months ended June 30, 2010

Net Income (Loss).  For the three months ended June 30, 2010, net loss from operations was $127,128. For the six months ended June 30, 2010, net loss from operations was $267,383.

Revenues.  We did not have any revenues for the three or six months ended June 30, 2010.

Expenses.  Total operating expenses for the three months ended June 30, 2010 were $128,720.  Operating expenses for the three months ended June 30, 2010 consisted of $45,064 in professional fees and $83,656 in general and administrative expenses. For the six months ended June 30, 2010, total operating expenses were $271,321 which consisted of professional fees of $111,760 and general and administrative expenses of $159,561.

Interest Income.  We had interest income of $1,645 for the three months ended June 30, 2010 and $3,991 for the six months ended June 30, 2010.

Income Taxes.  No income tax provision has been made for the three or six months ended June 30, 2010.

Liquidity and Capital Resources

On February 3, 2010, the Company consummated the Share Exchange with Atlantic. As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Pittsgrove, New Jersey.  In July 2010, the Company received final site plan approval from the Pittsgrove Township Land Use Board for the development of approximately 90 acres of the eastern site of the Pittsgrove solar farm, but did not receive preliminary site plan approval from the Land Use Board for the 422-acre western site of the Pittsgrove solar farm.

As of August 13, 2010, the Company’s cash position was approximately $220,000. The Company anticipates that its cash position is sufficient to fund current operations and its continued pursuit of local zoning board approvals and other permits necessary to develop the western site of the Pittsgrove solar farm. However, the Company estimates expenditures related to the development and construction of the solar farm on the eastern site will be in the range of $60 million, and therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the eastern site. The Company anticipates it will seek additional capital through debt or equity financings, or possibly strategic alternatives, including, but not limited to, partnering with another energy supplier or other company, to fund the development of the Upper Pittsgrove solar farm. Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $321,293.  In addition, the Company may not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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