Form 10-K
period 2010-12-31
Atlantic Green Power Holding Co
filed 2011-03-31
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No ☒

As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $52,979,788.  For the purposes of this computation only, all executive officers, directors and beneficial owners of more than 10% of the outstanding shares of the Registrant’s common stock are assumed to be affiliates of the Registrant.  The aggregate market value of the Registrant’s common stock was based on the price for such stock as quoted on the OTC Bulletin Board as of June 30, 2010.  However, it should be noted that there has been very little trading in the Registrant’s common stock since inception, and therefore such price may not be an accurate representation of the value of our common stock.

As of March 25, 2011, 43,527,248 shares of the Registrant’s common stock were outstanding.

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

Overview

Atlantic’s business strategy is to develop utility-scale solar energy generation projects in the Mid-Atlantic United States.  Atlantic is currently in the process of developing a utility-scale solar farm on an approximately 700 acre property in Upper Pittsgrove Township, New Jersey.  The property is divided into two tracts – a 130-acre eastern site and a 520-acre western site – that are subject to two separate lease agreements.  Atlantic received final site plan approval and a use variance from the Board of Upper Pittsgrove Township for Atlantic’s development of a solar farm on the 130-acre eastern site in July 2010.  However, the Board denied preliminary site plan approval for the 520-acre western site.  Atlantic is in the process of appealing this decision.

Atlantic’s primary business activities to date have focused on locating and acquiring rights to one or more suitable parcels of land for solar projects, including approximately 700 acres in Upper Pittsgrove Township, securing the necessary regulatory and land use approvals for the construction and operation of a solar farm on the two tracts of land comprising the Upper Pittsgrove Township property, and securing interconnection rights to the regional electrical grid.  Atlantic’s application to PJM Interconnection, LLC (“PJM”), the regional transmission organization that operates the electrical grid serving states located in the Mid-Atlantic region and the District of Columbia, has been accepted, and PJM has assigned Atlantic eight queue positions to connect to the grid.  Please see “Business – Interconnection to Distribution and Transmission Lines” below for more information.

To date, Atlantic has not generated any revenue and has not commenced any revenue-generating activities.

Background of Renewable Energy Industry

Renewable energy is produced using resources that are naturally replenished, such as sunlight, wind, geothermal heat and tides.  Technologies that produce energy from renewable sources are commonly referred to as “green” or “clean” as they produce few pollutants, if any, that negatively impact the environment.  Comparatively, fossil fuels such as coal, natural gas and oil are exhaustible and release greenhouse gases such as carbon dioxide and other pollutants into the atmosphere during energy production.  In addition, reliance on fossil fuels as a source of energy increases exposure to supply shortages and price volatility as many oil-producing countries are situated in unstable regions of the world, such as the Middle East.  As a result, the development and implementation of renewable energy technologies has grown rapidly in the United States and abroad in the last several years.  Certain European countries in particular have made significant progress toward relying on energy produced from renewable sources for a significant portion of their energy needs.

The Company, through the operation of Atlantic and possibly with other business partners, intends to generate and sell electricity produced from solar energy and may, at a future date, generate and sell electricity produced from wind energy.

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

Electricity generated from solar panels and wind turbines can then be sold and transferred to local utility companies and other retail energy suppliers.  See “Business – Interconnection to Distribution and Transmission Lines” below.

Upper Pittsgrove Township Solar Farm

Effective November 30, 2009, Atlantic entered into the a ground lease with Edward Stella, Jr., Vice President of Project Development and a director of the Company, for certain parcels of undeveloped land located in Upper Pittsgrove, New Jersey aggregating approximately 700 acres  on which the Company intends to develop a solar farm.  It is currently projected that a solar farm on the property could generate up to 100 Mega Watts of electric power.  On August 6, 2010, Atlantic and Mr. Stella restructured the original lease into two separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original lease: the East Tract Ground Lease Agreement relating to the 130-acre eastern tract, of which approximately 90 acres are suitable for development of a solar farm, and the West Tract Ground Lease Agreement relating to the 520-acre western tract, of which approximately 422 acres are suitable for development of a solar farm.  The lease, and each of the restructured leases, were negotiated between the parties at arm’s length and the amount of rent payable under each of the restructured leases is believed to be equal to fair market value.  The restructured leases each provide for a term of twenty-five years with annual base rent phased-in as construction of the solar farm facilities progresses as provided in the restructured leases.  Atlantic has the option to extend each of the restructured leases for four successive periods of five years each beyond the initial twenty-five year term.

In the event that Atlantic is not able to obtain all regulatory approvals necessary to begin construction of the solar farm on either tract before the expiration of the eighteen month approval period commencing on August 6, 2010, Atlantic shall have the option to terminate the restructured lease relating to that tract.  In exchange for a fee, Atlantic shall have the right to extend the eighteen month approval period (1) for two additional consecutive periods of six months, and (2) after the expiration of both six month extension periods, for successive periods of three months.  Upon Atlantic’s receipt of the requisite regulatory approvals for the construction and operation of the solar farm, Atlantic shall make an additional lump sum payment to Mr. Stella, which shall not off-set amounts otherwise owed in rent.

Atlantic has been granted an option to purchase the two tracts at any time before the eighth anniversary of the original lease, subject to certain credits for amounts previously paid under the restructured leases.  Atlantic also has been granted a right of first refusal with respect to the two tracts if Mr. Stella receives a bona fide offer to purchase either tract.

Atlantic received final site plan approval and a use variance from the Board of Upper Pittsgrove Township for Atlantic’s development of a solar farm on the 130-acre eastern site in July 2010.  However, the Board denied preliminary site plan approval for the 520-acre western site.  Atlantic is in the process of appealing this decision.

Interconnection to Distribution and Transmission Lines

The sale of electricity generated at a solar farm requires access to the electric grid to transmit electricity to be sold to customers. The electric grid that serves New Jersey and several surrounding states is managed by PJM, a federally-regulated regional transmission organization.  PJM is an independent organization of over five hundred power generators, transmission owners, electricity distributors, power marketers and large energy consumers that is responsible for independently managing the regional transmission system and wholesale electricity market.  Electricity that is generated by a generating facility is transmitted to the PJM interconnection grid and is available for purchase by wholesale and retail entities that are licensed to transact on the PJM grid.

Connection of a solar farm site to the PJM electrical grid requires the completion of several studies of a proposed site.  When PJM accepts an application for interconnection to the grid, PJM will assign the applicant one or more queue positions to connect to the grid.  Each queue position is configured to accommodate a certain quantity of electrical energy generated by and transmitted to the electrical grid from a solar farm.  PJM and the applicant then enter into a Feasibility Study Agreement, pursuant to which PJM determines the feasibility of connecting the proposed site to the electrical grid.  PJM presents the conclusions of this study to the applicant in a Feasibility Study Report.  PJM and the applicant next enter into a System Impact Study Agreement, pursuant to which PJM identifies any constraints on the connection of the site to the electrical grid, which are presented to the applicant in a System Impact Report.  The last phase of the study process is the Facilities Study Agreement, pursuant to which PJM develops a Facilities Study Report that includes a conceptual engineering and design plan for the facilities (such as power lines) required to connect the site to the electrical grid via the local utility company electrical substations.  Upon the completion of the Facilities Study Report, an applicant may enter into construction and service contracts and commence construction of the necessary facilities.  Construction of the facilities is typically performed by the local utility company.

Atlantic has been assigned eight queue positions to connect to the PJM electrical grid.  Four of the eight queue positions assigned to Atlantic relate to the planned Upper Pittsgrove Township solar farm, which are configured for an aggregate of 80 Mega Watts of electricity.  Feasibility Studies have been completed for each of these four queues.  System Impact Studies are in progress for three of the queues and a System Impact Report has been completed for one of the queues.  With respect to the latter queue for which the System Impact Report has been completed, Atlantic has entered into a Facilities Study Agreement with PJM, which is currently on-going.

Atlantic is currently in the process of evaluating potential opportunities for the utilization of the other four queue positions it has been assigned.  See “Business – Identification of Additional Projects” below.

Identification of Additional Projects

In addition to utilizing certain of its PJM queue positions in connection with the planned development of a solar farm on the Upper Pittsgrove Township property, Atlantic will seek to utilize its contractual rights to its other PJM queue positions by identifying potential opportunities to develop solar projects on sites located in southern New Jersey.  Atlantic will either acquire the rights to develop a site as a solar farm outright or enter into a joint venture with one or more strategic partners to develop a solar project.   To facilitate its plan to utilize its queue positions to develop solar projects in southern New Jersey,  Atlantic formed six wholly-owned limited liability company subsidiaries and assigned certain of its rights to the queue positions among several of these subsidiaries.  At this time, Atlantic cannot determine whether it will be able to secure any additional suitable sites for solar projects or enter into one or more joint ventures with strategic partner(s) for the development of solar projects.  In the event that Atlantic enters into a potential joint venture with a strategic partner, no assurance can be given that the terms will be favorable to Atlantic and it is likely that Atlantic will receive a minority, non-controlling interest in the joint venture.

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

In addition, the Company will be required to obtain approvals from the local zoning board or other land use board and other permits before the Company is permitted to construct solar farm facilities on any of its properties.  Atlantic has received final site plan approval and a use variance from the Board of Upper Pittsgrove Township to construct a solar farm on the 130-acre eastern site of the property leased by Atlantic in Upper Pittsgrove Township, New Jersey. Atlantic was initially denied preliminary site plan approval for the 520-acre western site of the Upper Pittsgrove Township property, and is in the process of appealing this decision.

Government Incentives

Both federal and state governments have enacted measures to encourage the development and deployment of renewable energy technologies.  Such measures include renewable portfolio standards, renewable energy certificates, production tax credits, investment tax credits and/or grants, if available, and accelerated tax depreciation.

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

A renewable energy certificate (“REC”) is an intangible, tradable instrument that represents the attributes associated with one Mega Watt hour of energy produced from a renewable energy source. State governments, including New Jersey, use RECs to monitor compliance with RPS programs.  Many RPS programs impose an “alternative compliance payment” upon energy suppliers that fail to meet renewable energy requirements under the program.  Energy suppliers can purchase RECs as evidence of having purchased renewable energy to avoid alternative compliance payments.  RECs effectively serve as a production subsidy for energy produced from renewable sources. The value of RECs differs state to state and such value is generally adversely impacted by increased supply of renewable energy. The value of RECs can also fluctuate with changes to RPS requirements.

Solar renewable energy certificates (“SRECs”) represent the attributes associated with one Mega Watt hour of produced from a solar energy system. Certain states have RPS requirements with specific requirements for solar energy, pursuant to which energy suppliers or utilities must procure a certain percentage of electricity from qualified solar renewable energy resources. These energy suppliers and/or utilities can meet their solar RPS requirements by purchasing SRECs from homeowners and businesses that own solar systems and produce SRECs. Energy suppliers and utilities that fail to secure a sufficient number of SRECs in compliance with their RPS requirements are required to pay a fee, which is referred to as a Solar Alternative Compliance Payment (“SACP”). The amount of a state’s SACP effectively places a cap on the value of an SREC, as energy suppliers and utilities can opt to pay the SACP if the price of an SREC approaches or exceeds the amount of the SACP.

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

Suppliers

The Company will rely on third party suppliers to supply solar panels and other equipment required to construct the infrastructure of the Upper Pittsgrove Township solar farm or any other solar farm developed solely by the Company.  Solar energy used to generate electricity is naturally-occurring, but availability will be subject to meteorological and atmospheric conditions.

Distribution of Products

It is anticipated that the Company will sell electricity generated from the Upper Pittsgrove Township solar farm and such other solar farms developed in the state of New Jersey to a public utility located in the state of New Jersey.  The Company also plans to sell RECs to energy suppliers.  However, a definitive plan of distribution has not been determined as of the date of this report.

Employees

As of March 25, 2011, the Company had six employees, including its four executive officers, Robert Demos, Jr., President and Chief Executive Officer, R. Scott Byrne, Chief Operating Officer and Secretary, Frank D’Agostino, Jr., Chief Financial Officer and Director of Business Development, and Edward Stella, Jr., Vice President of Project Development.  All of the Company’s employees are based at its corporate headquarters in West Atlantic City, New Jersey.

Item 1A.   Risk Factors

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 1B.   Unresolved Staff Comments

Not applicable.

Item 2.       Properties

The principal offices of the Company are located at Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey, where Atlantic leases approximately 1,488 square feet of commercial office space.  In addition, Atlantic leases from Edward Stella, Jr., an executive officer and director of the Company, certain parcels of undeveloped land located in Upper Pittsgrove Township, New Jersey aggregating approximately 700 acres.  Atlantic intends to develop, construct and operate a solar farm on the property.  See “Business – Upper Pittsgrove Solar Township Farm” above for more information on the Upper Pittsgrove Township, New Jersey property.

Item 3.       Legal Proceedings

None.

Item 4.       (Removed and Reserved)

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for quotation on the OTC Bulletin Board under the symbol AGPH.  Prior to the assignment of the current symbol on March 3, 2010, the Company’s common stock was listed for quotation under the symbol LDST.  For the years ended December 31, 2010 and 2009, no active public trading market for shares of the common stock existed.

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or a national exchange would offer.  The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the NASDAQ OTC Bulletin Board:

Year Ended December 31, 2010	High	Low
First Quarter*	$3.25	$2.50
Second Quarter	$3.25	$2.50
Third Quarter	$2.98	$2.95
Fourth Quarter	$2.98	$2.25

*The Company’s common stock was assigned its current symbol on March 3, 2010.

As of March 25, 2011, there were 43,527,248 shares of the Company’s common stock outstanding and approximately 45 holders of the common stock.  There has been very little trading in the Company’s common stock since inception, and therefore the prices set forth in the table above may not accurately represent the value of our common stock.

The Company did not pay any dividends on shares of the common stock in the last two fiscal years, and the Company does not anticipate that it will pay any dividends in the foreseeable future.

On October 12, 2010, the Company sold to certain investors convertible promissory notes in the aggregate principal amount of $500,000 that are convertible into shares of the Company’s common stock at a conversion price of $0.70 per share, and warrants to purchase an aggregate of up to 535,714 shares of the common stock at a purchase price of $1.00 per share.  Each promissory note has a term of eighteen (18) months and accrues interest at a rate of eight percent (8%) annually.  The conversion price under the convertible notes and the number of shares of common stock that may be purchased under the warrants are subject to certain adjustments.  The Company relied on the exemption from registration for a private transaction not involving a public distribution under Section 4(2) of the Securities Act.  Please see the Company’s Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2010 for more information on the October 12, 2010 private placement.

Item 6.       Selected Financial Data

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the years ended December 31, 2010 and 2009.  The following information should be read together with the Company’s audited financial statements for the years ended December 31, 2010 and 2009 and related notes appearing elsewhere in this report.

Overview

The Company was incorporated in the state of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.”  From its inception until January 28, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of common stock of Atlantic pursuant to the Share Exchange, and Atlantic became a wholly-owned subsidiary of the Company.  The Company issued an aggregate of 38,099,250 shares of common stock to the former shareholders of Atlantic, and the Company changed its corporate name to “Atlantic Green Power Holding Company.”  As a result of the Share Exchange, the Company ceased its prior operations and commenced the operation of Atlantic as its sole line of business.  Atlantic is a renewable energy company primarily focused on the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Upper Pittsgrove Township, New Jersey.

Please see the Company’s current report on Form 8-K filed with the SEC on February 4, 2010 for information about Atlantic’s financial condition and results of operations for the period commencing September 17, 2009 (date of inception) through November 30, 2009.

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

Results of Operations

For the years ended December 31,2010 and 2009

Net Loss.  For the year ended December 31, 2010, our net loss from operations was $1,820,265 as compared to a net loss from operations of $53,910 for the year ended December 31, 2009.  The $1,766,355 in additional net loss in 2010 was primarily attributable to the $1,815,180 of interest expense recorded in 2010 which was due to the derivative liability associated with the issuance by the Company in October 2010 of convertible promissory notes in the aggregate principal amount of $500,000 and related warrants to purchase an aggregate of 535,714 shares of the Company’s common stock, and the $538,607 increase in operating expenses over the amount incurred in 2009, offset by the change in fair market value of the derivative liabilities of $582,778 and interest income of $4,948.  The increased operating expenses are primarily attributable to increased payroll and professional costs and the other expenses associated with the development of the Upper Pittsgrove Township solar farm.

Revenues.  The Company did not have any revenues for the years ended December 31, 2010 and 2009.

Expenses.  Total operating expenses for the years ended December 31, 2010 and 2009 were $592,811 and $54,204, respectively.  Operating expenses for the year ended December 31, 2010 consisted of $196,322 in professional fees and $396,489 in compensation and general and administrative expenses, as compared to operating expenses for the year ended December 31, 2009 consisting of $43,656 in professional fees and $10,548 in general and administrative expenses.  The $538,607 increase in operating expenses was primarily attributable to increased payroll, increased professional fees relating to SEC reporting obligations of the Company and project development and the costs associated with the Company’s activities related to the development of the Upper Pittsgrove Township solar farm, including expenses associated with obtaining the necessary land use approvals for the Upper Pittsgrove property and securing interconnection rights to the PJM electrical grid.

Interest Income.  The Company had interest income of $4,948 for the year ended December 31, 2010, as compared to interest income of $294 for the year ended December 31, 2009.  The $4,654 increase in interest income was primarily attributable to increased deposits.

Income Taxes.  No income tax provision has been made for the years ended December 31, 2010 and 2009.

Liquidity and Capital Resources

 On February 3, 2010, the Company consummated the Share Exchange with Atlantic. As a result of the Share Exchange, the Company changed its business focus from the acquisition and exploration of mineral resources to the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Upper Pittsgrove Township, New Jersey.

 On October 12, 2010, the Company sold convertible promissory notes to certain investors in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase an aggregate of up to 535,714 shares of the Company’s common stock. Each promissory note has a term of eighteen months and accrues interest at a rate of 8% annually. On February 4, 2011, the Company entered into a Subscription Agreement with a lender pursuant to which the lender loaned to the Company $250,000, evidenced by a promissory note which has a term of six months and accrues interest at a rate of 6% annually.

As of March 7, 2011, the Company’s cash position was approximately $241,233. The Company anticipates that its current cash position is not sufficient to fund its operations through December 31, 2011. Furthermore, the Company estimates expenditures related to the development and construction of the solar farm on the eastern site of its leased property in Upper Pittsgrove Township will be in the range of $60 million, and therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the eastern site. The Company anticipates that it will seek additional capital through debt or equity financings. Any additional equity financing may result in substantial dilution to the Company’s stockholders. The Company will also evaluate various strategic alternatives, including, but not limited to, partnering with another energy supplier or other company, to fund the development of the Upper Pittsgrove Township solar farm and/or other solar projects.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated losses aggregating to $1,874,175.  In addition, the Company may not have sufficient working capital to meet operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.   Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer and Director of Business Development, who concluded that the Company’s disclosure controls and procedures are now effective to provide reasonable assurance that (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company, and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

The Company believes that the participation of Frank D’Agostino, Jr., the Company’s Chief Financial Officer and Director of Business Development, in the preparation of the Company’s financial statements, especially during the Company’s last fiscal quarter, has had a material affect on the Company’s internal control over financial reporting.  During the last fiscal quarter, Mr. D’Agostino worked with the board in implementing disclosure controls and procedures aimed at ensuring the Company meets its reporting and disclosure obligations under the Exchange Act.  Mr. D’Agostino was recently appointed Chief Financial Officer of the Company on March 25, 2011.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s President and Chief Executive Officer and Chief Financial Officer and Director of Business Development, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluations of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer and Director of Business Development, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.   Other Information

Effective March 25, 2011, the Company appointed Frank D’Agostino, Jr., Director of Business Development of the Company, as Chief Financial Officer of the Company, to serve in such capacity until such time as his successor is duly elected and qualifies.  Mr. D’Agostino will continue to serve as Director of Business Development of the Company.  Mr. D’Agostino’s biographical information is set forth below under Item 10, “Directors, Executive Officers and Corporate Governance.”

Item 10.   Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The name, age and positions held with the Company of each person who served as a member of the board of directors  or executive officer of the Company as of December 31, 2010.  Each director serves as a director of the Company until the next annual meeting of stockholders of the Company and until his or her successor is duly elected and qualified.  Each executive officer serves in his office(s) until such time as his successor is appointed by the board.

Name	Age	Position
Robert Demos, Jr.	47	President, Chief Executive Officer and Director
Frank D’Agostino, Jr.	53	Chief Financial Officer and Director of Business Development
R. Scott Byrne	59	Chief Operating Officer, Secretary and Director
Edward Stella, Jr.	61	Vice President of Project Development and Director

There are no family relationships among the directors and executive officers of the Company.  None of the directors of the Company are directors of any company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act or any company registered as an investment company under the Investment Company Act of 1940, as amended.

Biographical Information

Robert Demos, Jr. was appointed as a director of the Company and as President and Chief Executive Officer of the Company on February 3, 2010, the Effective Date of the Share Exchange.  He has over 20 years of experience in construction, land development and project management.  He has also served as President of Shore Design and Development, LLC, a residential and commercial construction company in Atlantic County, New Jersey since 2006.  Prior to his position at Shore Design and Development, Mr. Demos operated several automotive wholesale and retail dealerships.

Frank D’Agostino, Jr. was appointed Chief Financial Officer of the Company on March 25, 2011 and Director of Business Development of the Company on February 5, 2010, the Effective Date of the Share Exchange. Mr. D’Agostino has served as Chief Operating Officer and Chief Financial Officer of Accurate Controls, a privately-held company that provides solutions in the industrial electrical field, from 2005 to the present.  He previously served as Chief Executive Officer and Chief Financial Officer of All Current Electrical Sales, a privately-held manufacturer and seller of industrial electrical components which Mr. D’Agostino co-founded, from 1981 to 2008.  Mr. D’Agostino has over 25 years of operational and financial experience in industrial electrical component manufacturing and distribution for standard, harsh and hazardous environments, and has extensive knowledge of electric utility substations, solar farms and industrial power applications.

R. Scott Byrne was appointed as a director of the Company and as Chief Operating Officer, Secretary and Treasurer of the Company on February 3, 2010, the Effective Date of the Share Exchange. He has over 30 years experience in land development, permitting and project finance. Mr. Byrne has served as director of Capital and Facility Development for Basic Chemical Solutions, L.L.C., global distributor and trader of commodity chemicals, for the last 14 years. Mr. Byrne previously served as President of Byrne Construction Group, Inc., a land development company.

Edward Stella, Jr. was appointed as a director of the Company and as Vice President of Project Development of the Company on February 3, 2010, the Effective Date of the Share Exchange.  He has over 30 years of experience in land development, land clearing and mulching.  He is the President of Stella Contracting, Inc., one of the largest land-clearing companies operating on the East Coast, and the President of South Jersey Agricultural Products (SJAP), a company engaged in the sale of top soil and mulch company which services such clients as Scott’s, Coastal Supply, Home Depot and Lowes.  Mr. Stella has had the honor of being nominated by Ernst & Young LLP for Entrepreneur of the Year in 2000 in the greater Philadelphia area.

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

Item 11.   Executive Compensation

The following table sets forth information concerning all compensation paid by the Company to its principal executive officer for services in all capacities to the Company for each of the years ended December 31, 2010 and 2009.  Ian McKinnon and Robert Demos, Jr. each served as the principal executive officer of the Company during 2010.  Ian McKinnon, the former Chief Executive Officer of the Company, resigned from his position as an officer of the Company as of February 3, 2010 in connection with the consummation of the Share Exchange, and Robert Demos, Jr. was elected President and Chief Executive Officer of the Company as of the same date.  No other executive officer of the Company received compensation in excess of $100,000 during 2010 or 2009.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Ian McKinnon, former Chief	2010	$--	$--	$--	$--	$--	$--	$--		$--
Executive Officer (1)	2009	$--	$--	$--	$--	$--	$--	$--		$--

Robert Demos, Jr., President and	2010	$144,000	$--	$--	$--	$--	$--	$11,394	(3)	$155,394
Chief Executive Officer (2)	2009	$--	$--	$--	$--	$--	$--	$--		$--

(1)	Mr. McKinnon resigned from his position as Chief Executive Officer of the Company as of February 3, 2010 in connection with the consummation of the Share Exchange.

(2)
Mr. Demos was elected President and Chief Executive Officer of the Company as of February 3, 2010 in connection with the consummation of the Share Exchange.  Mr. Demos was not an officer of the Company prior to his election as President and Chief Executive Officer on February 3, 2010.

(3)	Represents premiums paid by the Company with respect to a health insurance policy under which Mr. Demos and members of his family are insured.

Narrative Disclosure to Summary Compensation Table

The Company did not pay any compensation to its executive officers during 2009.  As set forth above, Ian McKinnon and Robert Demos, Jr. each served as the principal executive officer of the Company during 2010.  Ian McKinnon resigned as Chief Executive Officer of the Company effective February 3, 2010, the effective date of the Share Exchange, and Robert Demos, Jr. was elected President and Chief Executive Officer of the Company as of the same date.

Robert Demos, Jr. received a base salary equal to $3,000 per week beginning on February 3, 2010 as compensation for his services as President and Chief Executive Officer.  Except for premiums paid by the Company with respect to a health insurance policy under which he and members of his family are insured, Mr. Demos did not receive any other compensation or benefits from the Company during 2010.

Equity Incentive Plan

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (the “Equity Incentive Plan”).  The Equity Incentive Plan went into effect on February 3, 2010.  Ten million (10,000,000) shares of the Company’s common stock were reserved for issuance under the Equity Incentive Plan.  The Equity Incentive Plan is administered by the Board of Directors.  Awards that may be granted under the Equity Incentive Plan include incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, deferred stock, and other stock based awards.  The Company did not make any awards under the Equity Incentive Plan to its executive officers during 2010.

Outstanding Equity Awards at Fiscal Year End

The principal executive officers of the Company did not have any outstanding equity awards as of December 31, 2010.

Employment Agreements

The Company has not entered into an employment agreement with any of its executive officers.

Director Compensation

The following table sets forth information concerning the compensation paid by the Company to its directors for each of the years ended December 31, 2010:

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert Demos, Jr.	$--	$--	$--	$--	$--	$--	$--
R. Scott Byrne	$--	$--	$--	$--	$--	$--	$--
Edward Stella, Jr.	$--	$--	$--	$--	$--	$--	$--

Risk Management

The Company did not pay any compensation to its executive officers in the year ended December 31, 2009 and from January 1, 2010 through February 3, 2010, during which time the Company was an exploration stage company.  Subsequent to February 3, 2010, the effective date of the Share Exchange, Robert Demos, Jr., President and Chief Executive Officer of the Company, is the only executive officer who receives any compensation from the Company, which consists of a fixed salary.  As a result, the Company does not believe that its compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of the Company’s common stock beneficially owned on March 25, 2011, subsequent to the consummation of the Share Exchange, by each person who is known by the Company to beneficially own 5% or more of the Company’s common stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group.  Except as otherwise indicated, each stockholder set forth below maintains a business address at the Company’s headquarters at Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey, 08232.

Name of Beneficial Owner	No. of Shares (1)	Percentage of Shares Outstanding
Robert Demos, Jr. (2) (3) (4)	9,300,000	21.4%
Edward Stella, Jr. (2) (5)	10,100,000	23.2%
R. Scott Byrne (2) (6)	2,040,000	4.7%
Frank D’Agostino, Jr. (7) (8)	3,700,000	8.5%
Darin Myman (9)	2,974,996	6.8%
All Directors and Executive Officers as a Group (4 Persons) (4) (8)	25,140,000	57.8%

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

(2)	Such person was elected to the board of directors of the Company on February 3, 2010, the Effective Date of the Share Exchange.

(3)	Mr. Demos serves as the Chairman of the Board, President and Chief Executive Officer of the Company.

(4)	Includes 200,000 shares held by Mr. Demos as custodian for his sons under the Uniform Transfers to Minors Act. Mr. Demos disclaims beneficial ownership of these shares.

(5)	Mr. Stella serves as the Vice President of Project Development of the Company.

(6)	Mr. Byrne serves as the Chief Operating Officer, Secretary and Treasurer of the Company.

(7)	Mr. D’Agostino serves as the Chief Financial Officer and Director of Business Development of the Company.

(8)
Includes 1,500,000 shares held by FJD Holdings, LLC, of which Mr. D’Agostino is a member.  Mr. D’Agostino disclaims beneficial ownership of such shares except to the extent of his interest in FJD Holdings, LLC.

(9)	Mr. Myman maintains a mailing address at 157 Broad Street, Suite 109, Red Bank, New Jersey 07701.

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options, and the number of securities remaining available for issuance, as of December 31, 2010, were as follows:

EQUITY COMPENSATION PLAN TABLE

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders (1)	200,000	$0.25	9,800,000
Equity compensation plans not approved by security holders	---	---	---
Total	200,000	$0.25	9,800,000

(1)	The Company does not currently have any equity compensation plans in effect other than the Equity Incentive Plan described above.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Effective November 30, 2009, Atlantic entered into the Lease with Edward Stella, Jr., Vice President of Project Development and a director of the Company, for certain parcels of undeveloped land located in Upper Pittsgrove Township, New Jersey aggregating approximately 700 acres which the Company intends to develop a solar farm.  On August 6, 2010, Atlantic and Mr. Stella restructured the lease into two separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original lease: the East Tract Ground Lease Agreement relating to the 130-acre eastern tract, of which approximately 90 acres are suitable for development of a solar farm, and the West Tract Ground Lease Agreement relating to the 520-acre western tract, of which approximately 422 acres are suitable for development of a solar farm.  The lease, and each of the restructured leases, were negotiated between the parties at arm’s length.  The restructured leases each provide for a term of twenty-five years with annual base rent phased-in as construction of the solar farm facilities progresses as provided in the lease agreements.  Atlantic has the option to extend each of the restructured leases for four successive periods of five years each beyond the initial twenty-five year term.  See “Business – Upper Pittsgrove Township Solar Farm” above.

Director Independence

For the year ended December 31, 2010, none of the directors qualified as an “independent director” under the NASDAQ Rules.

Item 14.   Principal Accounting Fees and Services

Audit Fees

The Company paid a total of $9,000 in 2010 to Li & Company, P.C. and $14,700 in 2009 to M&K CPAs, PLLC for audit services, which included work related to the annual audit and quarterly reviews rendered in 2010 and 2009, respectively.

Audit-Related Fees

The Company did not pay any audit related fees during 2010 and 2009.

Tax Fees

The Company did not pay any fees for income tax consultation, including income tax compliance, tax advice and tax planning during 2010 and 2009.

All Other Fees

The Company did not pay any other fees for any other services during 2010 and 2009.

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

ATLANTIC GREEN POWER HOLDING COMPANY

Date: March 31, 2011	By:	/s/ Robert Demos, Jr.
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

Signatures	Title	Date
/s/ Robert Demos, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 31, 2011
Robert Demos, Jr.
/s/ Frank D’Agostino, Jr.	Chief Financial Officer and Director of Business Development (Principal Financial Officer)	March 31, 2011
Frank D’Agostino, Jr.
/s/ R. Scott Byrne	Chief Operating Officer, Secretary, and Director	March 31, 2011
R. Scott Byrne
/s/ Edward Stella, Jr.	Vice President of Project Development and Director	March 31, 2011
Edward Stella, Jr.

EXHIBIT INDEX

Exhibit No.	Description
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

4.2
Promissory Note, dated February 4, 2011, issued by the Company to Whalehaven Capital Fund Limited in the principal amount of $250,000 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on February 8, 2011).

10.1	Atlantic Green Power Holding Company Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
10.2	Ground Lease Agreement between Edward Stella, Jr. and Atlantic Green Power Corporation, effective November 30, 2009.
10.3
East Tract Ground Lease Agreement between Edward J. Stella, Jr. and Atlantic Green Power Corporation dated August 6, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 12, 2010).

10.4
West Tract Ground Lease Agreement between Edward J. Stella, Jr. and Atlantic Green Power Corporation dated August 6, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 12, 2010).

10.5
Subscription Agreement, dated as of October 12, 2010, by and among the Company and Alpha Capital Anstalt and Adventure Ventures LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on October 15, 2010).

10.6
Subscription Agreement, dated as of February 4, 2011, by and between the Company and Whalehaven Capital Fund Limited (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 8, 2011).

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 31, 2010).
21.1	Subsidiaries of the Company.
31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3
  Consolidated Statements of Operations for the years ended December 31, 2010, for the Period from September 17, 2009 (Inception) through December 31, 2009, and for the Period from September 17, 2009 (Inception) through December 31, 2010
F-4
Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the Period from September 17, 2009 (Inception) through December 31, 2010	F-5
  Consolidated Statements of Cash Flows for the years ended December 31, 2010, for the Period from September 17, 2009 (Inception) through December 31, 2009, and for the Period from September 17, 2009 (Inception) through December 31, 2010
F-6
Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Atlantic Green Power Holding Company
(A Development Stage Company)
West Atlantic City, New Jersey

We have audited the accompanying consolidated balance sheets of Atlantic Green Power Holding Company, (a development stage company) (the “Company”), as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2010, for the period from September 17, 2009 (inception) through December 31, 2009 and for the period from September 17, 2009 (inception) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Atlantic Green Power Holding Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended December 31, 2010, for the period from September 17, 2009 (inception) through December 31, 2009 and for the period from September 17, 2009 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company had an deficit accumulated during the development stage at December 31, 2010 and had a net loss and cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 31, 2011

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets

	December 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash	135,325	$1,088,522
Prepaid expenses and other current assets	21,147	-
Total current assets	156,472	1,088,522
Deposits	701,091	49,990
Construction in progress	341,700	-
TOTAL ASSETS	$1,199,263	$1,138,512

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	74,743	$5,733
Note payable	1,210	-
Total current liabilities	75,953	5,733

Convertible notes payable, net of discount of $454,224	45,776	-

Derivative liability - convertible notes payable	960,668	-

Derivative liability - warrants	725,683	-

Total long term liabilities	1,732,127
TOTAL LIABILITIES	1,808,080	5,733

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.000001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized; 43,227,250
and 43,199,750 shares issued and outstanding, respectively	43	43
Additional paid in capital	1,265,315	1,186,646
Deficit accumulated during the development stage	(1,874,175)	(53,910)
Total stockholders' equity (deficit)	(608,817)	1,132,779

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,199,263	$1,138,512

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations

		Period from	Period from
		September 17,	September 17,
	For the	2009 (Inception)	2009 (Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2010	2009	2010

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	196,322	43,656	239,978
Compensation	179,397	-	179,397
General and administrative	217,092	10,548	227,640
Total operating expenses	592,811	54,204	647,015

LOSS FROM OPERATIONS	(592,811)	(54,204)	(647,015)

OTHER (INCOME) EXPENSE
Interest income	(4,948)	(294)	(5,242)
Interest expense	1,815,180	-	1,815,180
Change in fair market value of derivative liabilities	(582,778)	-	(582,778)

Total other (income) expense	1,227,454	(294)	1,227,160

LOSS BEFORE INCOME TAXES	(1,820,265)	(53,910)	(1,874,175)

Income taxes	-	-	-

NET LOSS	$(1,820,265)	$(53,910)	$(1,874,175)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.04)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	43,208,414	43,199,750

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period from September 17, 2009 (Inception) Through December 31, 2010

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - September 17, 2009	38,099,250	$38	$1,476,541	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		(289,890)

Net loss				(53,910)	(53,910)

Balance - December 31, 2009	43,199,750	43	1,186,646	(53,910)	1,132,779

Common stock issued for services	27,500		44,000		44,000

Stock options issued for services			37,820		37,820

Stock options issued for services			(37,820)		(37,820)

Amortization of deferred compensation			34,669		34,669

Net loss				(1,820,265)	(1,820,265)

Balance-December 31, 2010	43,227,250	$43	$1,265,315	$(1,874,175)	$(608,817)

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows

		Period from	Period from
		September 17, 2009	September 17, 2009
	For the	(Inception)	(Inception)
	Year Ended	Through	Through
	2010	2009	December 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,820,265)	$(53,910)	$(1,874,175)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	78,669	2,000	80,669
Derivative liabilities recognized as interest expense	1,769,129	-	1,769,129
Change in fair value of derivative liabilities	(582,778)	-	(582,778)
Amortization of convertible note discount	45,776	-	45,776
Changes in operating assets and liabilities:
Prepaid expenses and other currernt assets	(21,147)	-	(21,147)
Accounts payable and accrued liabilities	69,010	5,738	74,748
Net cash used in operating activities	(461,606)	(46,172)	(507,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deposits	(651,101)	(49,990)	(701,091)
Construction in progress	(341,700)	-	(341,700)
Net cash provided by financing activities	(992,801)	(49,990)	(1,042,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	1,184,684	1,184,684
Proceeds from convertible notes	500,000	-	500,000
Proceeds from note payable	10,681	-	10,681
Payments of note payable	(9,471)	-	(9,471)
Net cash provided by financing activities	501,210	1,184,684	1,685,894

NET CHANGE IN CASH	(953,197)	1,088,522	135,325

CASH AT BEGINNING OF PERIOD	1,088,522	-	-

CASH AT END OF PERIOD	$135,325	$1,088,522	$135,325

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010 and 2009

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

As a result of the ownership interests of the former shareholders of Atlantic, for financial statement reporting purposes, the Share Exchange between the Company and Atlantic has been treated as a reverse acquisition with Atlantic deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with Section 805-10-55 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”). The reverse merger is deemed a capital transaction and the net assets of Atlantic (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of Atlantic which are recorded at historical cost.  The equity of the Company is the historical equity of Atlantic retroactively restated to reflect the number of shares issued by the Company in the transaction.

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, Atlantic. All intercompany balances and transactions have been eliminated.

Development stage company

The Company is a development stage company as defined by Section 810-10-20 of the Codification. The Company is still devoting substantially all of its efforts toward establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Impairment of long-lived assets

The Company has adopted Section 360-10-35-17 of the Codification for its long-lived assets. The Company’s long-lived assets, which include deposits and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2010 or 2009.

Discount on debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with Paragraph 815-15-25-1 of the Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, have been recorded at their fair value within the terms of Paragraph 815-15-25-1 of the Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Consolidated Statements of Operations.

Derivative instruments

The Company evaluates its convertible debt, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for in accordance with Paragraph 810-10-05-4 of the Codification and Paragraph 815-40-25 of the Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Consolidated Statements of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable and convertible notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2010.

The Company revalues its derivative liability at every reporting period and recognizes gains or losses in the Consolidated Statements of Operations that are attributable to the change in the fair value of the derivative liability.  The Company has no other assets or liabilities measured at fair value on a recurring basis.

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

December 31, 2010
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

The Company adopted Section 740-10-25 of the Codification. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net loss per common share

Net loss per common share is computed pursuant to Section 260-10-45 of the Codification.  Basic net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options, warrants, and convertible debt.

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended December 31, 2010 and 2009 as they were anti-dilutive:

	December 31, 2010	December 31, 2009
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200,000	-

Convertible notes issued on October 12, 2010	714,286	-

Warrants issued with the convertible notes	535,714	-

Total	1,450,000	-

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

Subsequent events

The Company follows the guidance in Section 855-10-50 of the Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued. Pursuant to ASU 2010-09 of the Codification, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update (“ASU”) 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that require new disclosures as follows:

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

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” to conform the  reporting requirements of the Securities and Exchange Commission (the “SEC”) to the terminology and provisions in ASC 805, “Business Combinations,” and in ASC 810-10, “Consolidation.” ASU 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs,” which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (“SAB”) No. 112.  SAB No. 112 amended and/or rescinded portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued ASU2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”.  Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $1,874,175 at December 31, 2010, a net loss and net cash used in operating activities of $1,820,265 and $461,606 for the year then ended, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company anticipates that its current cash position is not sufficient to fund its operations through December 31, 2011.  Furthermore, the Company estimates expenditures related to the development and construction of the solar farm on the eastern site of its leased property in Upper Pittsgrove Township will be in the range of $60 million, and therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the eastern site.  The Company anticipates that it will seek additional capital through debt or equity financings.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.  The Company will also evaluate various strategic alternatives, including, but not limited to, partnering with another energy supplier or other company, to fund the development of the Upper Pittsgrove Township solar farm and/or other solar projects.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Upper Pittsgrove Township, New Jersey, as well as consulting fees related to the development of the Upper Pittsgrove Township solar farm, and costs associated with the PJM interconnection process. Deposits were $701,091 and $49,990 at December 31, 2010 and December 31, 2009, respectively.

NOTE 5 – CONSTRUCTION IN PROCESS

Construction in progress is the shift of costs from deposits of $341,700 at December 31, 2010 to costs incurred in obtaining the local zoning board approvals and other permits necessary for the construction of a solar farm on the Upper Pittsgrove Township property. On July 15, 2010, the Company received final site plan approval for the development of a solar farm on the 90-acre eastern tract of the Upper Pittsgrove Township property.

NOTE 6 – CONVERTIBLE NOTES

On October 12, 2010, the Company entered into a Stock Subscription Agreement (the “Subscription Agreement”) with Alpha Capital Anstalt and Adventure Ventures LLC (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase 535,714 shares of the Company’s common stock.

Each note has a term of eighteen (18) months and accrues interest at eight percent (8%) per annum.  The holder of a note has the right from and after the issuance thereof until such time as the note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at $0.70 per share.  The conversion price and number and kind of shares to be issued upon conversion of the notes are subject to adjustment from time to time as more fully described in the notes.

Each of the warrants issued to the Subscribers has a term of five (5) years from October 12, 2010 and was fully vested on the date of issuance.  The warrants are exercisable at $1.00 per share.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

Due to the fact that these notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification (formerly FASB Emerging Issues Task Force (“EITF”) 07-5). The notes have been measured at fair value using a lattice model at year end with gains and losses from the change in fair value of derivative liabilities recognized on the Consolidated Statement of Operations.

The notes when issued gave rise to a derivative liability which was recorded as a discount to the notes of $500,000 and interest expense of $831,765.

The embedded derivative of these notes was re-measured at December 31, 2010 yielding a gain on change in fair value of the derivative of $371,097, for the period ended December 31, 2010.  The derivative value of these notes at December 31, 2010, yielded a derivative liability at fair value of $960,668.

The warrants, associated with the notes, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364.

The embedded derivative of these warrants was re-measured at December 31, 2010 yielding a gain on change in fair value of the derivative of $211,681, for the period ended December 31, 2010.  The derivative value of these warrants at December 31, 2010, yielded a derivative liability at fair value of $725,683.

NOTE 7 - STOCKHOLDERS’ EQUITY

Common Stock

On August 23, 2010, the Company entered in to a consulting agreement for advisory services, which provided for payments of $6,000 per month together with the issuance of up to a total of 50,000 shares of the Company’s common stock.  The consulting agreement was terminated on September 17, 2010.  The Company issued the consultant 25,000 shares of common stock and paid the consultant $6,000 pursuant to the consulting agreement, resulting in consulting expense of $46,000 for the year ended December 31, 2010.

In September 2010, the Company settled a $4,000 outstanding balance with a vendor for certain public relations services by issuing the vendor 2,500 shares of the Company’s common stock.

Warrants

On October 12, 2010, the Company entered into a Subscription Agreement with Alpha Capital Anstalt and Adventure Ventures LLC, pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase an aggregate of up to 535,714 shares of the Company’s common stock.   Each of the warrants issued to the Subscribers has a term of five (5) years from October 12, 2010 and was fully vested on the date of issuance.  The warrants are exercisable at $1.00 per share.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan went into effect on February 3, 2010.  Ten million (10,000,000) shares of the Company’s common stock were reserved for issuance under the Incentive Plan.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company.  The nonqualified option was granted as compensation for services to the Company.  The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015.  The shares underlying the nonqualified option vest as follows:  16,674 shares vested on February 5, 2010; 16,666 shares vested on each of March 1, 2010, April 1, 2010, May 1, 2010, June 1, 2010, July 1, 2010, August 1, 2010, September 1, 2010, October 1, 2010, November 1, 2010, and December 1, 2010; with the final 16,666 shares vesting on January 1, 2011.

On March 8, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 20,000 shares of its common stock to Daniel Schohl.  The nonqualified option was granted as compensation for services to the Company.  The nonqualified option granted to Mr. Schohl had an exercise price of $.25 per share and was scheduled to expire on March 7, 2015.  On August 20, 2010, Mr. Schohl’s employment with the Company terminated and the entire nonqualified option granted to him was cancelled as of the date of termination.

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant.  For the year ended December 31, 2010, the Company recorded stock-based compensation of  $34,669  for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through December 31, 2010:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.33		$41,602
Cancelled	(20,000)	$	---	$	---			$(3,782)
Balance, December 31, 2010	200,000		$0.25		0.25			37,820
Vested and Exercisable December 31, 2010	183,334		$0.25		$0.25			$34,669

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	200,000	0.50	$0.25	183,334	0.50	$0.25

$0.25	200,000	0.50	$0.25	183,334	0.50	$0.25

At December 31, 2010, 9,800,000 shares remained available for issuance under the Incentive Plan.

NOTE 8 – RELATED PARTY TRANSACTIONS

Effective November 30, 2009, Atlantic entered into a Ground Lease Agreement (the “Ground Lease”) with  respect to property in Upper Pittsgrove, New Jersey with Edward Stella, Jr., a director of Atlantic and the Company and the Vice President of Project Development of the Company.  The Ground Lease was restructured into two separate lease agreements on August 6, 2010.  See “NOTE 7 – COMMITMENTS AND CONTINGENCIES – Ground Lease.”

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

During the year ended December 31, 2010, the Company remitted $47,568.62, to Millennium Power.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Ground Lease

Effective November 30, 2009, Atlantic entered into the Ground Lease with Edward Stella, Jr., a director of Atlantic and who was subsequently elected as a director and appointed as Vice President of Project Development of the Company upon the consummation of the Share Exchange on February 3, 2010.  The Ground Lease was negotiated between the parties at arms’ length.  The Ground Lease permitted Atlantic to construct and operate a solar farm on the leased premises located in Upper Pittsgrove Township, New Jersey.

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

Note Payable – Insurance

On May 6, 2010, the Company entered into a finance agreement with AFCO. Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $10,680.87, which would accrue interest at 6% per annum, to partially fund the payment of the premium of the Company’s Director and Officer liability insurance. The agreement requires the Company to make nine monthly payments of $1,216.63, including interest. The first payment was made by the Company on June 6, 2010. As of December 31, 2010, the outstanding balance related to this finance agreement was $1,210.

NOTE 10 – CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2010, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 11 – SUBSEQUENT EVENTS

The Company evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The management of the Company determined that there are certain reportable subsequent events to be disclosed as follows:

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven Capital Fund Limited (the “Lender”), pursuant to which the Lender loaned to the Company $250,000, evidenced by a promissory note which has a term of six (6) months and accrues interest at a rate of six percent (6%) annually.  In addition, pursuant to the terms of the Subscription Agreement, the Company issued to the Lender 300,000 shares of the Company’s common stock.