Form 10-Q
period 2011-03-31
Atlantic Green Power Holding Co
filed 2011-05-16
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011.
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐                No ☒.

As of May 11, 2011, there were 43,527,248 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

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

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2011	2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash	$198,963	$135,325
Prepaid expenses and other current assets	13,531	21,147
Total current assets	212,494	156,472

Deposits	729,902	701,091
Construction in progress	363,925	341,700
TOTAL ASSETS	$1,306,321	$1,199,263

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$76,211	$74,743
Notes payable, net of discount of $166,667 and $0, respectively	83,333	1,210
Total current liabilities	159,544	75,953

Convertible notes payable, net of discount of $389,468 and $454,224, respectively	110,532	45,776

Derivative liability - convertible notes payable	971,852	960,668

Derivative liability - warrants	739,149	725,683

Total long term liabilities	1,821,533	1,732,127
TOTAL LIABILITIES	1,981,077	1,808,080

STOCKHOLDERS' DEFICIT
Preferred stock, $0.000001 par value, 20,000,000 shares authorized,
none issued and outstanding	-	-
Common stock, $0.000001 par value, 1,000,000,000 shares authorized;
43,527,250 and 43,227,250 shares issued and outstanding, respectively	44	43
Additional paid in capital	1,518,465	1,265,315
Deficit accumulated during the development stage	(2,193,265)	(1,874,175)
Total stockholders' deficit	(674,756)	(608,817)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,306,321	$1,199,263

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Operations

			Period from
			September 17,
	For the Three Months	For the Three Months	2009 (Inception)
	Ended	Ended	through
	March 31,	March 31,	March 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

OPERATING EXPENSES
Professional fees	44,581	66,696	284,559
Compensation	55,111	-	234,508
General and administrative	44,520	75,905	272,160
Total operating expenses	144,212	142,601	791,227

LOSS FROM OPERATIONS	(144,212)	(142,601)	(791,227)

OTHER (INCOME) EXPENSE
Interest income	(367)	(2,346)	(5,609)
Amortization of notes discount	150,595	-	1,965,775
Change in fair value of derivative liabilities	24,650	-	(558,128)

Total other (income) expense	174,878	(2,346)	1,402,038

LOSS BEFORE INCOME TAXES	(319,090)	(140,255)	(2,193,265)

Income taxes	-	-	-

NET LOSS	$(319,090)	$(140,255)	$(2,193,265)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING - BASIC AND DILUTED	43,413,917	43,199,750

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Statement of Changes in Stockholders' Equity (Deficit)
For the Period from September 17, 2009 (Inception) Through March 31, 2011
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance - September 17, 2009	38,099,250	$38	$1,476,541	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		(289,890)

Net loss				(53,910)	(53,910)

Balance - December 31, 2009	43,199,750	43	1,186,646	(53,910)	1,132,779

Common stock issued for services	27,500		44,000		44,000

Stock options issued for services			37,820		37,820

Stock options issued for services			(37,820)		(37,820)

Amortization of deferred compensation			34,669		34,669

Net loss				(1,820,265)	(1,820,265)

Balance - December 31, 2010	43,227,250	43	1,265,315	(1,874,175)	(608,817)

Common stock issued with convertible
note on February 4, 2011	300,000	1	249,999		250,000

Amortization of deferred compensation			3,151		3,151

Net loss				(319,090)	(319,090)

Balance - March 31, 2011	43,527,250	$44	$1,518,465	$(2,193,265)	$(674,756)

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
Consolidated Statements of Cash Flows

			Period from
			September 17,
	For the Three Months	For the Three Months	2009 (Inception)
	Ended	Ended	Through
	March 31,	March 31,	March 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,090)	$(140,255)	$(2,193,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation	3,151	6,305	83,820
Derivative liabilities recognized as interest expense	-	-	1,769,129
Change in fair value of derivative liabilities	24,650	-	(558,128)
Amortization of convertible notes discount	64,756	-	110,532
Amortization of note discount	83,333	-	83,333
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,616	-	(13,531)
Accounts payable and accrued liabilities	1,468	5,000	76,216
Net cash used in operating activities	(134,116)	(128,950)	(641,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(28,811)	(301,473)	(729,902)
Construction in progress	(22,225)	-	(363,925)
Net cash used in investing activities	(51,036)	(301,473)	(1,093,827)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds form sale of common stock	-	-	1,184,684
Proceeds from convertible notes	-	-	500,000
Proceeds from notes payable	250,000	-	260,681
Payments of notes payable	(1,210)	-	(10,681)
Net cash provided by financing activities	248,790	-	1,934,684

NET CHANGE IN CASH	63,638	(430,423)	198,963

CASH AT- BEGINNING OF PERIOD	135,325	1,088,522	-

CASH AT END OF PERIOD	$198,963	$658,099	$198,963

Supplemental disclosure of cash flow information:
Interest paid	$-	$-	$-
Income tax paid	$-	$-	$-

See accompanying notes to the consolidated financial statements.

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
MARCH 31, 2011 and 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION

Lodestar Mining, Incorporated (“Lodestar”) was incorporated on October 31, 2006 under the laws of the state of Delaware.  On February 4, 2010, Lodestar changed its name to Atlantic Green Power Holding Company (the “Company”).

Atlantic Green Power Corporation (“Atlantic”) (a development stage company) was incorporated on September 17, 2009 under the laws of the state of New Jersey.  Atlantic was formed to develop renewable energy systems and related activities. Prior to October 1, 2009, Atlantic was inactive.

On March 7, 2011 and March 8, 2011, Atlantic formed six limited liability companies (the “LLCs”), through which Atlantic will seek to develop solar projects in southern New Jersey. As of March 31, 2011, the LLCs were inactive.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the Company’s annual report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on March 31, 2011.

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

Impairment of long-lived assets

The Company has adopted Paragraph 360-10-35-17 of the Codification for its long-lived assets. The Company’s long-lived assets, which include deposits and construction in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2011.

Discount on debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with Paragraph 815-15-25-1 of the Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of Paragraph 815-15-25-1 of the Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the consolidated statements of operations.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments. The Company’s note payable and convertible notes payable approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangement at March 31, 2011.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs shown in the table above for 2010 are as follows:

(a)	• (a)The expected volatility is based on a combination of the historical volatility of the Company’s and comparable companies’ stock over the contractual life of the options.

(b)
• (b)The Company uses historical data to estimate employee termination behavior. The expected life of options granted is derived from Paragraph 718-10-S99-1 of the Codification and represents the period of time the options are expected to be outstanding.

(c)	• (c)The risk-free interest rate is based on the U.S. Department of the Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

(d)	• (d)The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the contractual life of the option.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

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

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended March 31, 2011 as they were anti-dilutive:

March 31, 2011
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200,000
Convertible notes issued on October 12, 2010	714,286
Warrants issued with the convertible notes	535,714
Total	1,450,000

Cash flows reporting

The Company adopted Paragraph 230-10-45-24 of the Codification for cash flows reporting, which requires classification of cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. The Company also uses the indirect or reconciliation method  as defined by Paragraph 230-10-45-25 of the Codification to report net cash flow from operating activities. Pursuant to Paragraph 230-10-45-25, net cash flow from operating activities is determined by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents. The Company separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to Paragraph 830-230-45-1 of the Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to Accounting Standards Update (“ASU”) No. 2010-09, the Company, as a reporting company under the Exchange Act, considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued the FASB ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 of the Codification that require new disclosures as follows:

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

This update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20 of the Codification). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In August 2010, the FASB issued ASU No. 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs,” which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by a subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in a business combination, divestitures, and oil and gas exchange offers. The adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued the FASB ASU No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” Under ASU No. 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in Paragraph 350-20-35-30 of the Codification. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU No. 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited. The adoption of this update did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2010, the FASB issued the FASB ASU No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.”  ASU No. 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 of the Codification to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this update will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $2,193,265 at March 31, 2011, a net loss of $319,090 and net cash used in operating activities of $134,116 for the interim period then ended, respectively. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and development of solar projects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company continues to seek equity and/or debt investors and strategic partners.  While the Company is aggressively pursuing financing and strategic partnerships, there can be no assurance that the Company will be successful in its capital raising and project development efforts.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Upper Pittsgrove Township, New Jersey, consulting fees related to the development of the Upper Pittsgrove Township solar farm and payments to PJM Interconnection, LLC (“PJM”) related to the obtainment of queue positions to interconnect to the PJM interconnection grid with respect to the Upper Pittsgrove Township solar farm and other potential solar projects to be developed by the Company.  Deposits were $729,902 and $701,091 at March 31, 2011 and December 31, 2010, respectively.  Of each of these amounts, $345,000 related to payments to PJM for the obtainment of queue positions.

NOTE 5 – CONSTRUCTION IN PROCESS

Construction in progress is the shift of costs from deposits of $363,925 and $341,700 at March 31, 2011 and December 31, 2010, respectively,  of costs incurred in obtaining the local zoning board approvals and other permits necessary for the construction of a solar farm on property. On July 15, 2010, Atlantic received final site plan approval for the development of a solar farm on the 90-acre tract it leases in Upper Pittsgrove Township, New Jersey.

NOTE 6 – NOTES PAYABLE

Promissory Note Payable

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven Capital Fund Limited (“Whalvehaven”), pursuant to which Whalehaven loaned to the Company $250,000, evidenced by a promissory note which has a term of six months and accrues interest at a rate of 6% annually.  In addition, pursuant to the terms of the Subscription Agreement, the Company issued to Whalehaven 300,000 shares of the Company’s common stock in reliance upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

The relative fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. The discount is being amortized over the term of the note of six months. For the interim period ended March 31, 2011, two months or $83,333 has been amortized and included in interest expense.

Note Payable – Insurance

On May 6, 2010, the Company entered into a finance agreement with AFCO.  Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $10,680.87, which would accrue interest at 6% per annum, to partially fund the payment of the premium of the Company’s Director and Officer liability insurance.  The agreement requires the Company to make nine monthly payments of $1,216.63, including interest.  The first payment was made by the Company on June 6, 2010.  As of March 31, 2011 and December 31, 2010, the outstanding balance related to this finance agreement was $0 and $1,210, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 12, 2010, the Company entered into a Stock Subscription Agreement with Alpha Capital Anstalt and Adventure Ventures LLC (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase 535,714 shares of common stock with an exercise price of $1.00 per share.

Each promissory note has a term of eighteen months and accrues interest at 8% per annum.  The holder of a promissory note has the right from and after the issuance thereof until such time as the promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at $0.70 per share.  The conversion price and number and kind of shares to be issued upon conversion of the promissory notes are subject to adjustment from time to time as more fully described in the notes.

Due to the fact that these notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification  (formerly FASB Emerging Issues Task Force 07-5). The promissory notes have been measured at fair value using a lattice model at year end with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statements of operations.

The promissory notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $500,000 and interest expense of $831,765.

The embedded derivative of the promissory notes was re-measured at March 31, 2011 yielding a loss on change in fair value of the derivatives of $11,184, for the interim period ended March 31, 2011.  The derivative value of the notes at March 31, 2011 and December 31, 2010, yielded a derivative liability at fair value of $971,852 and $960,668, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

Common Stock

On August 23, 2010, the Company entered in to a consulting agreement for advisory services, which provided for payments of $6,000 per month together with the issuance of up to a total of 50,000 shares of the Company’s common stock.  The consulting agreement was terminated on September 17, 2010.  For this termination, the Company issued the consultant 25,000 shares of common stock and paid the consultant $6,000 pursuant to the consulting agreement, resulting in consulting expense of $46,000 for the year ended December 31, 2010.  The shares were issued by the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

In September 2010, the Company settled a $4,000 outstanding balance with a vendor for certain public relations services by issuing the vendor 2,500 shares of the Company’s common stock.  The shares were issued by the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act.

Warrants

On October 12, 2010, the Company entered into a Stock Subscription Agreement with the Subscribers pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase an aggregate of up to 535,714 shares of the Company’s common stock.

In connection with the issuance of the warrants, the Company relied on an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.  Each of the warrants issued to the Subscribers has a term of five years from October 12, 2010 and was fully vested on the date of issuance.  The warrants are exercisable at $1.00 per share.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at March 31, 2011 yielding a loss on change in fair value of the derivative of $13,466, for the interim period ended March 31, 2011.  The derivative value of these warrants at March 31, 2011 and December 31, 2010, yielded a derivative liability at fair value of $739,149 and $725,683, respectively.

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan went into effect on February 3, 2010.  Ten million shares of the Company’s common stock were reserved for issuance under the Incentive Plan.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company. The nonqualified option was granted as compensation for services to the Company in reliance upon the exemption from registration provided under Section 4(2) of the Securities Act. The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015. The shares underlying the nonqualified option vested as follows: 16,674 shares vested on February 5, 2010; and 16,666 shares vested on each of March 1, 2010, April 1, 2010, May 1, 2010, June 1, 2010, July 1, 2010, August 1, 2010, September 1, 2010, October 1, 2010, November 1, 2010, December 1, 2010 and January 1, 2011.

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

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant.  For the interim period ended March 31, 2011, the Company recorded stock-based compensation of $3,151 for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2011:
	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.33		$41,602
Cancelled	(20,000)	$	---	$	---			$(3,782)
Balance, December 31, 2010	200,000		$0.25		0.25			$37,820
Granted	-
Cancelled	-
Vested and Exercisable March 31, 2011	200,000		$0.25		$0.25			$37,820

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	200,000	0.50	$0.25	183,334	0.50	$0.25

$0.25	200,000	0.50	$0.25	183,334	0.50	$0.25

At March 31, 2011, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective November 30, 2009, Atlantic entered into a Ground Lease Agreement (the “Ground Lease”) with  respect to property in Upper Pittsgrove Township, New Jersey with Edward Stella, Jr., a director of Atlantic and the Company and the Vice President of Project Development of the Company.  The Ground Lease was restructured into two separate lease agreements on August 6, 2010.  See “NOTE 7 – COMMITMENTS AND CONTINGENCIES – Ground Lease.”

Rania K. Pontikos, Director of Technology and Strategic Planning for the Company, is also a principal in Millennium Power, Inc. (“Millennium Power”), an engineering consulting firm that provides strategic planning and engineering services for the Company.

On July 2, 2010, the Company entered into a Finder’s Agreement with Millennium Power, pursuant to which Millennium Power is to identify prospective candidates interested in making an investment in, or pursuing a strategic initiative with, the Company.  Millennium Power is engaged by the Company under the Finder’s Agreement as a non-exclusive independent contractor and is compensated at a rate equal to a maximum of 2% of the investment amount in the Company made by any investor introduced to the Company by Millennium Power.

The Company did not pay any amounts to Millenium Power under the Finder’s Agreement during the three months ended March 31, 2011.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

NOTE 11 – CREDIT RISK

Credit risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of March 31, 2011, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued. The management of the Company determined that there were reportable subsequent events to be disclosed as follows:

On April 26, 2011, Atlantic closed on a sale of an 85% interest in a Delaware limited liability company (the “Project Company”) to Invenergy Solar Development LLC (“Invenergy”).  Atlantic received a cash payment of $78,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 18 Mega Watt solar project in southern New Jersey.  The Project Company is one of the six LLCs formed by Atlantic to develop solar projects in southern New Jersey, and is the holder of one of the queue positions to connect to the PJM interconnection grid that was previously assigned to Atlantic.  Through the Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on several parcels of land located in southern New Jersey, the rights to which have been assigned to the Project Company by Invenergy.

In addition to the cash payment of $78,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project, up to a maximum of 18 Mega Watts.  Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

On August 20, 2010, Atlantic filed an appeal of the Upper Pittsgrove Township Board’s denial of a use variance for Atlantic’s development of a solar farm on Atlantic’s “western site” in Upper Pittsgrove Township, New Jersey, which has 422 acres suitable for the development of a solar farm, is the second of two tracts of land leased by Atlantic in Upper Pittsgrove Township.  On May 10, 2011, Atlantic’s appeal was denied.

Atlantic has the right to appeal the court’s decision, and the Company believes that Atlantic has a reasonable prospect for success on appeal. However, if Atlantic’s appeal is denied or if Atlantic decides not to appeal, Atlantic will be unable to proceed with its plans to develop a solar farm on the “western site,” and approximately $473,902 included as deposits on the Company’s consolidated balance sheets as of March 31, 2011 would need to be expensed. The Company is evaluating its options with respect to the proposed solar project on the “western site.” Atlantic had previously received final site plan approval for the development of a solar farm on the “eastern site” that it leases in Upper Pittsgrove Township, which includes 90 acres suitable for the development of a solar farm, and plans to proceed with the development of a solar farm on that property.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the three months ended March 31, 2011.  The following information should be read together with the Company’s unaudited financial statements for the three months ended March 31, 2011 and related notes appearing elsewhere in this report.

Overview

The Company was incorporated in the state of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.”  From its inception until January 28, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of common stock of Atlantic pursuant to the Share Exchange, and Atlantic became a wholly-owned subsidiary of the Company.  The Company issued an aggregate of 38,099,250 shares of common stock to the former shareholders of Atlantic, and the Company changed its corporate name to “Atlantic Green Power Holding Company.”  As a result of the Share Exchange, the Company ceased its prior operations and commenced the operation of Atlantic as its sole line of business.  Atlantic is a renewable energy company primarily focused on the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, with a particular focus on the development of solar projects in southern New Jersey.

Atlantic’s primary business activities to date have focused on locating and acquiring rights to one or more suitable parcels of land for solar projects, including approximately 700 acres in Upper Pittsgrove Township, New Jersey, securing the necessary regulatory and land use approvals for the construction and operation of a solar farm on the two tracts of land comprising the Upper Pittsgrove Township property, and securing interconnection rights to the regional electrical grid.  Atlantic has been assigned eight queue positions by PJM to connect to the PJM electrical grid.  PJM is the regional transmission organization that operates the electrical grid serving states located in the Mid-Atlantic region of the United States and the District of Columbia.

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

Results of Operations

For the three months ended March 31, 2011 and 2010

Net Income (Loss).  For the three months ended March 31, 2011, net loss from operations was $319,090, as compared to a net loss from operations of $140,255 for the three months ended March 31, 2010.  The $178,835 increase in net loss from operations was primarily attributable to aggregate expenses of $175,245 associated with amortization of notes discount and change in fair value of derivative liabilities.

Revenues.  We did not have any revenues for the three months ended March 31, 2011, nor did we have any revenues for the three months ended March 31, 2010.

Expenses.  Total operating expenses for the three months ended March 31, 2011 were $144,212, which consisted of $44,581 in professional fees, $55,111 in compensation and $44,520 in general and administrative expenses, as compared to total operating expenses of $142,601 for the three months ended March 31, 2010, which consisted of $66,696 in professional fees and $75,905 in general and administrative expenses.  Of the $75,905 in general and administrative expenses for the three months ended March 31, 2010, approximately $15,441 consisted of compensation expenses, which were paid for the period beginning February 3, 2010, the effective date of the Share Exchange, through March 31, 2010.  The $22,115 decrease in professional fees and the $15,944 decrease in general and administrative expenses (net of the $15,441 in compensation expenses for the three months ended March 31, 2010) were primarily attributable to higher fees and expenses for the three months ended March 31, 2010 related to the Share Exchange.  The $39,670 increase in compensation was primarily attributable to increased staffing and the payment of compensation for the full fiscal quarter.

Interest Income.  We had interest income of $367 for the three months ended March 31, 2011, as compared to interest income of $2,346 for the three months ended March 31, 2010.  The $1,979 decrease in interest income was primarily attributable to decreased deposits.

Income Taxes.  No income tax provision has been made for the three months ended March  31, 2011 or for the three months ended March 31, 2010.

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

As of May 12, 2011, the Company’s cash position was approximately $207,913.  The Company anticipates that its cash position is not sufficient to fund current operations through December 31, 2011.  The Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and the development of solar projects.  The Company estimates expenditures related to the development and construction of the solar farm on the 90-acre “eastern site” in Upper Pittsgrove Township, New Jersey will be in the range of $60 million, and, therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the “eastern site.”  The Company anticipates that it will seek additional capital through debt or equity financings or that it will enter into one or more joint ventures with strategic partner(s), such as another energy supplier, to fund the development of the Upper Pittsgrove Township solar farm and/or to develop other solar projects.  While the Company is aggressively pursuing financing and strategic partnerships, there can be no assurance that the Company will be successful in its capital raising and project development efforts.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated operating losses aggregating to $791,227.  In addition, the Company does not have sufficient working capital to meet current operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer and Director of Business Development, who concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

During the last fiscal quarter, the Company appointed Frank D’Agostino, Jr., Director of Business Development of the Company, as the Chief Financial Officer of the Company.  Mr. D’Agostino continues to work with the board of directors of the Company in implementing disclosure controls and procedures aimed at ensuring that the Company meets its reporting and disclosure obligations under the Exchange Act.

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

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven pursuant to which Whalehaven loaned to the Company $250,000, evidenced by a promissory note which has a term of six months and accrues interest at a rate of 6% annually.  In addition, pursuant to the terms of the Subscription Agreement, the Company issued to Whalehaven 300,000 shares of the Company’s common stock in reliance upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

On April 26, 2011, Atlantic closed on a sale of an 85% interest in the Project Company to Invenergy.  Atlantic received a cash payment of $78,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 18 Mega Watt solar project in southern New Jersey.  The Project Company is one of several limited liability companies formed by Atlantic to develop solar projects in southern New Jersey, and is the holder of one of the queue positions to connect to the PJM interconnection grid that was previously assigned to Atlantic.  Through the Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on several parcels of land located in southern New Jersey, the rights to which have been assigned to the Project Company by Invenergy.

In addition to the cash payment of $78,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project, up to a maximum of 18 Mega Watts.  Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

On May 10, 2011, Atlantic’s appeal of the Upper Pittsgrove Township Board’s denial of a use variance for the development of a solar farm on Atlantic’s “western site” in Upper Pittsgrove Township, New Jersey was denied.  The western site is the second of two tracts of land leased by Atlantic in Upper Pittsgrove Township and has 422 acres that are suitable for the development of a solar farm.

Atlantic has the right to appeal the court’s decision, and the Company believes that Atlantic has a reasonable prospect for success on appeal.  However, if Atlantic’s appeal is denied or if Atlantic decides not to appeal, Atlantic will be unable to proceed with its plans to develop a solar farm on the “western site.”  The Company is evaluating its options with respect to the proposed solar project on this tract. Atlantic had previously received final site plan approval for the development of a solar farm on Atlantic’s “eastern site” in Upper Pittsgrove Township, which includes 90 acres suitable for the development of a solar farm, and Atlantic intends to proceed with the development of a solar farm on the “eastern site.”

Item 6.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Green Power Holding Company
Registrant

Date: May 16, 2011	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2011	/s/ Frank D’Agostino, Jr.
Frank D’Agostino, Jr.
Chief Financial Officer and Director of Business Development (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
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

10.7
Sale and Purchase Agreement, dated as of April 20, 2011, by and between Atlantic Green Power Corporation and Invenergy Solar Development LLC.  Upon the request of the SEC, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule 3.10 – Seller Contracts; Schedule 3.11 – Company Assets; Schedule 4.8 – Purchaser Contracts; Exhibit A – Operating Agreement; Exhibit B – Membership Interest Transfer Instrument; Exhibit C – Seller Officer’s Certificate; Exhibit D – Letter of Resignation; and Exhibit E – Purchaser Officer’s Certificate (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 2, 2011).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-1