Form 10-Q
period 2011-06-30
Atlantic Green Power Holding Co
filed 2011-08-15
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011.
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐                 No ☒

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
Yes ☐                 No ☒

As of August 13, 2011, there were 43,527,248 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

Atlantic Green Power Holding Company

INDEX TO FORM 10-Q
PAGE
PART I.                      FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 (Unaudited)	1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010 and for the Period from September 17, 2009 (Inception) through June 30, 2011 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the Period from September 17, 2009 (Inception) through June 30, 2011 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 and for the Period from September 17, 2009 (Inception) through June 30, 2011 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

Index of Exhibits		E-1

i

Forward-Looking Statements

Certain information included in this quarterly report on Form 10-Q and other filings of the registrant under the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as well as information communicated orally or in writing between the dates of such filings, contains or may contain “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act.  Forward-looking statements in this quarterly report on Form 10-Q may include, without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources.  Such statements are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results.  Among these risks, trends and uncertainties are the availability of working capital to fund our operations, the competitive market in which we operate, the efficient and uninterrupted operation of our computer and communications systems, our ability to generate a profit and execute our business plan, the retention of key personnel, the effects of governmental regulation and other risks identified in the registrant’s filings with the Securities and Exchange Commission from time to time. The safe harbor provisions of the Private Securities Litigation Reform Act of 1995 most likely do not apply to our forward-looking statements because we are currently considered a penny stock issuer.
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

ii

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30, 2011	December 31, 2010

Assets

Current Assets
Cash	$134,011	$135,325
Prepaid expenses and other current assets	21,707	21,147
Total Current Assets	155,718	156,472

Deposits	223,644	701,091
Construction in Progress	-	341,700
Total Assets	$379,362	$1,199,263

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilites	$18,253	$74,743
Note payable, net of discount of $41,667 and $0, respectively	208,333	1,210
Total Current Liabilities	226,586	75,953

Convertible notes payable, net of debt discount	175,288	45,776
Derivative liability -convertible notes payable	1,107,143	960,668
Derivative liability - warrants	669,642	725,683

Total Liabilities	2,178,659	1,808,080

Stockholders' Deficit
Preferred stock, $0.000001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 1,000,000,000 shares authorized; 43,527,250
and 43,199,750 shares issued and outstanding, respectively	44	43
Additional paid in capital	1,518,465	1,265,315
Deficit accumulated during the development stage	(3,317,806)	(1,874,175)
Total Stockholders' Deficit	(1,799,297)	(608,817)

Total Liabilities and Stockholders' Deficit	$379,362	$1,199,263

See accompanying notes to financial statements

Atlantic Green Power Holding Company (A Development Stage Company) Consolidated Statements of Operations (Unaudited)
					Period from September 17, 2009
					Inception Through
	Three Months Ended June 30,		Six Months Ended June 30, 2011		June 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	14,144	83,551	58,725	199,365	298,712
Compensation	55,447	-	110,558	-	289,955
General and administrative	4,608	98,340	49,128	166,291	227,640
Expense of project development costs	797,615	-	797,615	-	797,615
Total Operating Expenses	871,814	181,891	1,016,026	365,656	1,663,041

Loss from operations	(871,814)	(181,891)	(1,016,026)	(365,656)	(1,663,041)

Other income (expenses)
Interest income	313	1,645	680	3,991	5,922
Interest expense	(187,256)	(53)	(337,851)	(53)	(2,152,431)
Change in fair value of derivative liabilities	(65,784)	-	(90,434)	-	492,344
Total other income (expenses)	(252,727)	1,592	(427,605)	3,938	(1,654,165)

Loss before income taxes	(1,124,541)	(180,299)	(1,443,631)	(361,718)	(3,317,206)

Income taxes	-	-	-	-	-

Net loss	$(1,124,541)	$(180,299)	$(1,443,631)	$(361,718)	$(3,317,206)

Net loss per common share - basic and diluted	$(0.03)	$(0.00)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding
during the period - basic and diluted	43,527,250	43,199,750	43,470,583	43,100,750

See accompanying notes to financial statements

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period from September 17, 2009 (Inception) to June 30, 2011

				Deficit Accumulated
	Common Stock		Additional Paid-In	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 17, 2009	38,099,250	$38	$1,476,541	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		(289,890)

Net loss				(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	(53,910)	1,132,779

Common stock issued for services	27,500		44,000		44,000

Stock options issued for services			37,820		37,820

Stock options issue for services			(37,820)		(37,820)

Amortization of deferred compensation			34,669		34,669

Net loss				(1,820,265)	(1,820,265)

Balance, December 31, 2010	43,227,250	43	1,265,315	(1,874,175)	(608,817)

Common stock issued with convertible note	300,000	1	249,999		250,000

Amortization of deferred compensation			3,151		3,151

Net loss				(1,443,631)	(1,443,631)

Balance, June 30, 2011	43,527,250	$44	$1,518,465	$(3,317,806)	$(1,799,297)

See accompanying notes to financial statements

Atlantic Green Power Holding Company Consolidated Statements of Cash Flows (Unaudited)
			Period from September 17, 2009
			Inception
	Six Months Ended June 30,		Through June 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(1,443,631)	$(361,718)	$(3,317,206)
Adjustments to reconcile net loss to net cash used in operating activities
Stock based compensation	3,151	15,761	83,820
Amortization of debt discount	337,845		383,621
Derivative liability recognized as interest expense	-	-	1,769,129
Change in fair value of derivative liabilities	90,434		(492,344)
Changes in operating assets and liabilities:
Prepaid and other	(560)	(21,283)	(21,707)
Accounts payable and accrued liabilities	(56,490)	25,795	18,253
Net Cash Used In Operating Activities	(1,069,251)	(341,445)	(1,576,434)

Cash Flows From Investing Activities:
Deposits	477,447	(394,550)	(223,644)
Construction in progress	341,700	-	-
Net Cash Provided by (Used In) Investing Activities	819,147	(394,550)	(223,644)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,184,684
Proceeds from convertible notes	-	-	500,000
Proceeds from notes payable	250,000	10,681	260,681
repayment of note payable	(1,210)	(1,163)	(11,276)
Net Cash Provided By Financing Activities	248,790	9,518	1,934,089

Net change in cash	(1,314)	(726,477)	134,011

Cash at beginning of period	135,325	1,088,522	-

Cash at end of period	$134,011	$362,045	$134,011

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$53
Cash paid for taxes	$-	$650

See accompanying notes to financial statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
June 30, 2011 and 2010
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION

Atlantic Green Power Holding Company (the “Company”)  was incorporated as “Lodestar Mining, Incorporated” on October 31, 2006 under the laws of the state of Delaware.  On February 4, 2010, the Company changed its name to Atlantic Green Power Holding Company.

Atlantic Green Power Corporation (“Atlantic”) (a development stage company) was incorporated on September 17, 2009 under the laws of the State of New Jersey.  Atlantic was formed to develop renewable energy systems and related activities. Prior to October 1, 2009, Atlantic was inactive.
On March 7, 2011 and March 8, 2011, Atlantic formed six limited liability companies (the “LLCs”), through which Atlantic will seek to develop solar projects in southern New Jersey. As of June 30, 2011, five of the LLCs were inactive.

On April 26, 2011, Atlantic closed on a sale of an eighty-five percent (85%) interest in a Delaware limited liability company (the “Project Company”) to Invenergy Solar Development LLC (“Invenergy”).  Atlantic received a cash payment of $78,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 18 Mega Watt solar projects in southern New Jersey. The Project Company is the holder of one of the queue positions to connect to the PJM Interconnection, LLC (“PJM”) interconnection grid that was previously assigned to Atlantic. Through the Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on several parcels of land located in southern New Jersey, the rights to which have been assigned to the Project Company by Invenergy.

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

NOTE 2 – SUMMARY OF ACCOUNTING POLICIES

Basis of presentation – unaudited interim consolidated financial information

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

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to deposits, construction in progress, income tax provision, allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the Codification for disclosures about fair value of its financial instruments and has adopted paragraph 820-10-35-37 of the Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.
Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.
Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative warrant issued in October 2010 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation.  The Company valued the reset adjustments in the warrant on subsequent potential equity offerings using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.
sheet date.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets and accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2011 and 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair value of financial assets and liabilities measured on a recurring basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability at every reporting period and recognizes gains or losses in the consolidated statements of operations and comprehensive income (loss) that are attributable to the change in the fair value of the derivative warrant liability.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,776,785	$--	$-	$1,776,785	$1,776,785

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended June 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$1,686,351	$1,686,351
Total gains or losses (realized/unrealized)
included in net loss	(90,434)	(90,434)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, June 30, 2011	$1,776,785	$1,776,785

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the Codification for its long-lived assets. The Company’s long-lived assets, which include deposits and construction in progress are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

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

Related parties

The Company follows subtopic 850-10 of the Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include (a) affiliates of the Company; (b)  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; (c)  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; (d)  principal owners of the Company; (e)  management of the Company; (f)  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and (g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  (a) the nature of the relationship(s) involved; (b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; (c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and (d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

The following table shows the potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended June 30, 2011 as they were anti-dilutive:

June 30, 2011
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

This update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows:

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

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.  As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage of $3,317,806 at June 30, 2011, a net loss of $1,443,631 and net cash used in operating activities of $1,069,251 for the interim period then ended. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and development of solar projects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Upper Pittsgrove Township, New Jersey, consulting fees related to the development of the Upper Pittsgrove Township solar farm and payments to PJM related to the obtainment of queue positions to interconnect to the PJM interconnection grid with respect to the Upper Pittsgrove Township solar farm and other potential solar projects to be developed by the Company.  Deposits were $223,644 and $701,091 at June 30, 2011 and December 31, 2010, respectively.  Deposits of $477,447 were expensed during the quarter ended June 30, 2011 primarily as a result of the Company’s decision not to pursue the development of the 422-acre “western site” at its Upper Pittsgrove Township property.

NOTE 5 – CONSTRUCTION IN PROCESS

Construction in progress is the shift of costs from deposits of $0 and $341,700 at June 30, 2011 and December 31, 2010, respectively.  These costs were incurred in obtaining the local zoning board approvals and other permits necessary for the construction of a solar farm on  its leased property in Upper Pittsgrove Township, New Jersey. On July 15, 2010, Atlantic received final site plan approval for the development of a solar farm on the 90-acre “eastern site” of the property it leases in Upper Pittsgrove Township.  On May 10, 2011, Atlantic’s appeal of the Upper Pittsgrove Township Board’s denial of a use variance for the development of a solar farm on Atlantic’s 422-acre “western site” in Upper Pittsgrove Township was denied.  Shortly thereafter, the Company decided not to pursue the development of the “western site.”  As a result, the Company determined to expense on construction in progress as of June 30, 2011 relating to the development of the leased property in Upper Pittsgrove Township.

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

The relative fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. The discount is being amortized over the term of the note of six months. For the quarter ended June 30, 2011, five months or $208,333 has been amortized and included in interest expense.

Note Payable – Insurance

On May 6, 2010, the Company entered into a finance agreement with AFCO.  Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $10,681, which would accrue interest at 6% per annum, to partially fund the payment of the premium of the Company’s Director and Officer liability insurance.  The agreement requires the Company to make nine monthly payments of $1,216.63, including interest.  The first payment was made by the Company on June 6, 2010.  As of June 30, 2011 and December 31, 2010, the outstanding balance related to this finance agreement was $0 and $1,210, respectively.

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

The embedded derivative of the promissory notes was re-measured at June 30, 2011 yielding a loss on change in fair value of the derivatives of $90,434, for the interim period ended June 30, 2011.  The derivative value of the notes at June 30, 2011 and December 31, 2010, yielded a derivative liability at fair value of $1,107,143 and $960,668, respectively.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at June 30, 2011 yielding a loss on change in fair value of the derivative of $90,434, for the quarter ended June 30, 2011.  The derivative value of these warrants at June 30, 2011 and December 31, 2010, yielded a derivative liability at fair value of $669,642and $725,683, respectively.

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

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant.  For the quarter ended June 30, 2011, the Company recorded stock-based compensation of $3,151 for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through June 30, 2011:
	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.33		$41,602
Cancelled	(20,000)	$	---	$	---			$(3,782)
Balance, December 31, 2010	200,000		$0.25		0.25			$37,820
Granted	-
Cancelled	-
Vested and Exercisable June 30, 2011	200,000		$0.25		$0.25			$37,820

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	200,000	0.25	$0.25	183,334	0.25	$0.25

$0.25	200,000	0.25	$0.25	183,334	0.25	$0.25

At June 30, 2011, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

NOTE 9 – RELATED PARTY TRANSACTIONS

Effective November 30, 2009, Atlantic entered into a Ground Lease Agreement (the “Ground Lease”) with  respect to property in Upper Pittsgrove Township, New Jersey with Edward Stella, Jr., a director of Atlantic and the Company and the Vice President of Project Development of the Company.  The Ground Lease was restructured into two separate lease agreements on August 6, 2010.  See “NOTE 10 – COMMITMENTS AND CONTINGENCIES – Ground Lease.”

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

The Company did not pay any amounts to Millenium Power under the Finder’s Agreement during the six months ended June 30, 2011.

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

NOTE 11 – CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of June 30, 2011, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued. The management of the Company determined that there were reportable subsequent events to be disclosed as follows:

On July 22, 2011, Atlantic closed on a sale of an eighty percent (80%) interest in a second Delaware limited liability company (the “Second Project Company”) to Invenergy.  As discussed in Note 1 above, Atlantic had previously sold an eighty-five percent (85%) interest in the Project Company to Invenergy on April 26, 2011.  In exchange for the eighty percent (80%) interest in the Second Project Company, Atlantic received a cash payment of $90,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 10 Mega Watt solar project in southern New Jersey.  The Second Project Company is one of several limited liability companies formed by Atlantic to develop solar projects in southern New Jersey, and is the holder of one of the queue positions to connect to the PJM interconnection grid that was previously assigned to Atlantic.  Through the Second Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on a parcel of land located in southern New Jersey, the rights to which have been assigned to the Second Project Company by Invenergy

In addition to the cash payment of $90,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project, up to a maximum of 10 Mega Watts.  Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the Second Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

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

In addition to utilizing certain of its PJM queue positions in connection with the planned development of a solar farm on the “eastern site” of the Upper Pittsgrove Township property, Atlantic will seek to utilize its contractual rights to its other PJM queue positions by identifying potential opportunities to develop solar projects on sites located in southern New Jersey.  Atlantic will either acquire the rights to develop a site as a solar farm outright or enter into a joint venture with one or more strategic partners to develop a solar project.

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

Results of Operations

For the six months ended June 30, 2011 and 2010

Net Income (Loss).  For the six months ended June 30, 2011, net loss from operations was $1,443,631, as compared to a net loss from operations of $361,718 for the six months ended June 30, 2010.  The $1,081,113 increase in net loss from operations was primarily attributable to aggregate expenses of $797,615 associated with the expense of project development costs and deposits that were previously capitalized on various projects, including the project development costs and deposits relating to the planned Upper Pittsgrove Township solar farm.  The Company has decided not to pursue the development of a solar farm on the 422-acre “western site” of its Upper Pittsgrove Township property, and therefore concluded that it was necessary to expense the project development costs and deposits associated therewith as well as certain other related project development costs and deposits.  In addition, the increase in loss was also attributable to the increase in interest expense on the Company’s debt.  The Company recorded an increase of $227,798 in interest expense for the six months ended June 30, 2011.

Revenues.  We did not have any revenues for the six months ended June 30, 2011, nor did we have any revenues for the six months ended June 30, 2010.

Expenses.  Total operating expenses for the six months ended June 30, 2011 were $1,016,026, which consisted of $58,725 in professional fees, $110,558 in compensation and $49,128 in general and administrative expenses, as compared to total operating expenses of $365,656 for the six months ended June 30, 2010, which consisted of $199,365 in professional fees and $166,291 in general and administrative expenses.  In addition, the Company expensed project development costs and deposits in the amount of $797,615 relating to its planned Upper Pittsgrove Township solar farm and certain other projects during the six months ended June 30, 2011.

Other Income (Expenses)  Other income (expenses) decreased by $431,543 during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010.  The decrease is primarily attributable to interest expense associated with the amortization of debt discount on the company’s convertible notes and promissory notes.  Interest expense increased by $337,798 for the six months ended June 30, 2011.  In addition, the Company recorded a $90,434 change in fair value on the Company’s derivative liabilities during the six months ended June 30, 2011.

Income Taxes.  No income tax provision has been made for the six months ended June 30, 2011 or for the six months ended June 30, 2010.

For the three months ended June 30, 2011 and 2010

Net Income (Loss).  For the three months ended June 30, 2011, net loss from operations was $1,124,531, as compared to a net loss from operations of $180,299 for the three months ended June 30, 2010.  The $944,242 increase in net loss from operations was primarily attributable to aggregate expenses of $797,615 associated with the expense of project development costs and deposits which were previously capitalized on various projects, including the project development costs and deposits relating to the planned Upper Pittsgrove Township solar farm. The Company has decided not to pursue the development of the 422-acre “western site” of its Upper Pittsgrove Township property, and therefore concluded that it was necessary to expense the project development costs and deposits associated therewith as well as certain other related project costs and deposits.  In addition, the increase in loss was also attributable to the increase in interest expense on the Company’s debt.  The Company recorded and an increase of $187,203 in interest expense for the three months ended June 30, 2011.

Revenues.  We did not have any revenues for the three months ended June 30, 2011, nor did we have any revenues for the three months ended June 30, 2010.

Expenses.  Total operating expenses for the three months ended June 30, 2011 were $871,814, which consisted of $14,144 in professional fees, $55,447 in compensation and $4,608 in general and administrative expenses, as compared to total operating expenses of $181,891 for the three months ended June 30, 2010, which consisted of $83,551 in professional fees and $98,340 in general and administrative expenses.  In addition, the Company expensed project development costs and deposits in the amount of $797,615 relating to its planned Upper Pittsgrove Township solar farm and certain other projects during the three months ended June 30, 2011.

Other Income (Expenses)  Other income (expenses) decreased by $254,319 during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  The decrease was primarily attributable to interest expense associated with the amortization of debt discount on the Company’s convertible notes and promissory notes.  Interest expense increased by $187,203 for the three months ended June 30, 2011.  In addition, the Company recorded a $65,784 change in fair value on the Company’s derivative liabilities during the three months ended June 30, 2011.

Income Taxes.  No income tax provision has been made for the three months ended June 30, 2011 or for the three months ended June 30, 2010.

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

As of August 8, 2011, the Company’s cash position was approximately $164,000.  The Company anticipates that its cash position is not sufficient to fund current operations through December 31, 2011.  The Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and the development of solar projects.  The Company estimates expenditures related to the development and construction of the solar farm on the 90-acre “eastern site” in Upper Pittsgrove Township, New Jersey will be in the range of $60 million, and, therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the “eastern site.”  The Company anticipates that it will seek additional capital through debt or equity financings or that it will enter into one or more joint ventures with strategic partner(s), such as another energy supplier, to fund the development of the Upper Pittsgrove Township solar farm and/or to develop other solar projects.  While the Company is aggressively pursuing financing and strategic partnerships, there can be no assurance that the Company will be successful in its capital raising and project development efforts.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated operating losses aggregating to $3,317,806.  In addition, the Company does not have sufficient working capital to meet current operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer and Director of Business Development, who concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

The Company is a smaller reporting company and is therefore not required to provide the information required by this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

On July 22, 2011, Atlantic closed on a sale of an eighty percent (80%) interest in the Second Project Company to Invenergy.  Atlantic received a cash payment of $90,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 10 Mega Watt solar project in southern New Jersey.  The Second Project Company is one of several limited liability companies formed by Atlantic to develop solar projects in southern New Jersey, and is the holder of one of the queue positions to connect to the PJM interconnection grid that was previously assigned to Atlantic.  Through the Second Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on a parcel of land located in southern New Jersey, the rights to which have been assigned to the Second Project Company by Invenergy.

In addition to the cash payment of $90,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project, up to a maximum of 10 Mega Watts.  Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the Second Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

On May 10, 2011, Atlantic’s appeal of the Upper Pittsgrove Township Board’s denial of a use variance for the development of a solar farm on Atlantic’s 422-acre “western site” in Upper Pittsgrove Township, New Jersey was denied.  The western site is the second of two tracts of land leased by Atlantic in Upper Pittsgrove Township on which Atlantic planned to develop a solar farm.  After further evaluating the development options for the “western site,” the Company has decided not to pursue the development of the “western site” and, as a result, has expended in the quarter ended June 30, 2011 the project development costs and deposits associated with the project.  The Company is continuing to evaluate the development of the 90-acre “eastern site” with respect to which Atlantic had previously received final site plan approval for the development of a solar farm on such site.

Item 6.	Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Green Power Holding Company Registrant

Date: August 15, 2011	By:	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: August 15, 2011	By:	/s/ Frank D’Agostino, Jr.
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

E-1

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

10.8
Sale and Purchase Agreement, dated as of July 20, 2011, by and between Atlantic Green Power Corporation and Invenergy Solar Development LLC.  Upon the request of the SEC, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule 3.09 – Seller Contracts; Schedule 3.10 – Company Assets; Schedule 4.8 – Purchaser Contracts; Exhibit A – Operating Agreement; Exhibit B – Membership Interest Transfer Instrument; Exhibit C – Seller Officer’s Certificate; Exhibit D – Letter of Resignation; and Exhibit E – Purchaser Officer’s Certificate (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 28, 2011).

31.1	Section 302 Certification of Principal Executive Officer.
31.2	Section 302 Certification of Principal Financial Officer.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

E-2