Form 10-Q/A
period 2011-06-30
Atlantic Green Power Holding Co
filed 2011-09-14
CIK 1397832

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the quarterly report on Form 10-Q (the “Original Report”) of Atlantic Green Power Holding Company (the “Company”) for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is solely to furnish Exhibit 101 to the Original Report in accordance with Rule 405 of Regulation S-T.  Exhibit 101 consists of the Company’s (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholders’ equity (deficiency) and (iv) consolidated statements of cash flows, formatted in Extensible Business Reporting Language (XBRL).  No other changes have been made to the Original Report.  This Amendment should be read in conjunction with the Original Report.  Except as specifically noted above, this Amendment does not modify or update disclosures in the Original Report.  Accordingly, this Amendment does not reflect events occurring after the filing of the Original Report or modify or update any related or other disclosures.

Pursuant to Rule 406T of Regulation S-T, the interactive data files included as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART III.  OTHER INFORMATION

Item 6.   Exhibits

Reference is made to the Index of Exhibits beginning on page E-1 herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Atlantic Green Power Holding Company
Registrant

Date:             September 13, 2011                                                        /s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer
(Principal Executive Officer)

Date:             September 13, 2011                                                        /s/ Frank D’Agostino, Jr.
Frank D’Agostino, Jr.
Chief Financial Officer and Director of Business Development (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
2.1*
Agreement and Plan of Exchange by and among the Company, Atlantic Green Power Corporation and Ian McKinnon, dated January 29, 2010 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).

2.2*
Stock Purchase Agreement by and between the Company and Ian McKinnon, dated January 29, 2010 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the SEC on February 4, 2010).

3.1*	Amended and Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
3.2*	Amended and Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
4.1*
Form of Convertible Promissory Note, dated October 12, 2010, issued to the following subscribers and in the following amounts:  Alpha Capital Anstalt ($350,000); and Adventure Ventures LLC ($150,000) (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on October 15, 2010).

10.1*
Mineral Claim Option Agreement between the Company and Claim Lake Nickel, Inc. dated March 13, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form SB-2 filed with the SEC on May 30, 2007).

10.2*
Amendment #1 to Mineral Claim Option Agreement between the Company and Claim Lake Nickel, Inc. dated March 13, 2007 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed with the SEC on April 15, 2009).

10.3*
Amendment #2 to Mineral Claim Option Agreement between the Company and Claim Lake Nickel, Inc. dated March 13, 2007 (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed with the SEC on April 15, 2009).

10.4*	Atlantic Green Power Holding Company Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on February 4, 2010).
10.5*
Ground Lease Agreement between Edward Stella, Jr. and Atlantic Green Power Corporation, effective November 30, 2009 (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed with the SEC on March 31, 2010).

10.6*
East Tract Ground Lease Agreement between Edward J. Stella, Jr. and Atlantic Green Power Corporation dated August 6, 2010 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on August 12, 2010).

10.7*
West Tract Ground Lease Agreement between Edward J. Stella, Jr. and Atlantic Green Power Corporation dated August 6, 2010 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on August 12, 2010).

10.8*
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

31.1*	Section 302 Certification of Principal Executive Officer.
31.2*	Section 302 Certification of Principal Financial Officer.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.
101
The following materials from the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholders’ equity (deficiency) and (iv) consolidated statements of cash flows.

*Filed with, or incorporated by reference in, the Company’s quarterly report on Form 10-Q for the period ended June 30, 2011, filed with the SEC on August 15, 2011.

E-1