Form 10-Q
period 2011-09-30
Atlantic Green Power Holding Co
filed 2011-11-14
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011.

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
Yes ☐                 No ☒

As of November 10, 2011, there were 43,527,248 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

Atlantic Green Power Holding Company

INDEX TO FORM 10-Q

Item 1.	Financial Statements

	Consolidated Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010 and for the Period from September 17, 2009 (Inception) through June 30, 2011 (Unaudited)	2

	Consolidated Statement of Stockholders’ Equity for the Period from September 17, 2009 (Inception) through September 30, 2011 (Unaudited)	3

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 and for the Period from September 17, 2009 (Inception) through September 30, 2011 (Unaudited)	4

	Notes to the Consolidated Financial Statements (Unaudited)	5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26

Item 4.	Controls and Procedures	26

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3.	Defaults upon Senior Securities	27

Item 4.	(Removed and Reserved)	27

Item 5.	Other Information	27

Item 6.	Exhibits	27

Signatures		28

Index of Exhibits		E-1

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

In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “should,” “could,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms or other comparable terminology.  Although the registrant believes that the expectations reflected in the forward-looking statements contained herein are reasonable, the registrant cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither the registrant, nor any other person, assumes responsibility for the accuracy and completeness of such statements.  Except as required by applicable securities laws, the registrant is under no duty to update any of the forward-looking statements contained herein after the date of this quarterly report on Form 10-Q.

ii

PART I.  FINANCIAL INFORMATION

Item 1.                                Financial Statements

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2011	December 31, 2010

Assets

Current Assets
Cash	$117,587	$135,325
Prepaid expenses and other current assets	21,707	21,147
Total Current Assets	139,294	156,472

Deposits	133,644	701,091
Construction in progress	-	341,700
Total Assets	$272,938	$1,199,263

Liabilities and Stockholders' Deficit

Current Liabilities:
Accounts payable and accrued liabilities	$38,575	$74,743
Note payable, net	250,000	1,210
Current maturities of convertible notes payable, net of debt discount	258,621	-
Derivative liability - convertible notes payable	1,112,857	-
Derivative liability – warrants	669,106	-
Total Current Liabilities	2,329,159	75,953

Convertible notes payable, net of current maturities	-	45,776
Derivative liability - convertible notes payable	-	960,668
Derivative liability – warrants	-	725,683

Total Liabilities	2,329,159	1,808,080

Stockholders' Deficit
Preferred stock, $0.000001 par value; 20,000,000 shares authorized;
no shares issued and outstanding	-	-
Common stock, $0.000001 par value; 1,000,000,000 shares authorized; 43,527,248
and 43,199,750 shares issued and outstanding, respectively	44	43
Additional paid in capital	1,518,465	1,265,315
Deficit accumulated during the development stage	(3,574,730)	(1,874,175)
Total Stockholders' Deficit	(2,056,221)	(608,817)

Total Liabilities and Stockholders' Deficit	$272,938	$1,199,263

See accompanying notes to consolidated financial statements

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					Period from September 17, 2009
					(Inception)
	Three Months Ended September 30,		Nine Months Ended September 30		Through September 30,
	2011	2010	2011	2010	2011

Revenue	$-	$-	$-	$-	$-

Operating Expenses
Professional fees	17,541	52,340	76,266	164,100	316,244
Compensation	55,937	-	166,495	-	345,892
General and administrative	37,393	139,441	86,521	298,990	314,161
Expense of project development costs	1,021	-	57,489	-	57,489
Write-off of western site investment	-	-	741,147	-	741,147

Total Operating Expenses	111,892	191,781	1,127,918	463,090	1,774,933

Loss from operations	(111,892)	(191,781)	(1,127,918)	(463,090)	(1,774,933)

Other income (expenses)
Interest income	146	482	826	4,474	6,068
Interest expense	(140,000)	(155)	(477,851)	(221)	(2,293,031)
Change in fair value of derivative liabilities	(5,178)	-	(95,612)	-	487,166
Total other income (expenses)	(145,032)	327	(572,637)	4,253	(1,799,797)

Loss before income taxes	(256,924)	(191,454)	(1,700,555)	(458,837)	(3,574,730)

Income taxes	-	-	-	-	-

Net loss	$(256,924)	$(191,454)	$(1,700,555)	$(458,837)	$(3,574,730)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)	$(0.04)	$(0.01)

Weighted average common shares outstanding
- basic and diluted	43,527,248	43,562,667	43,387,688	43,202,067

See accompanying notes to consolidated financial statements

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Statement of Changes in Stockholders' Equity (Deficit)
For the Period from September 17, 2009 (Inception) to September 30, 2011

				Deficit
			Additional	Accumulated	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	during the Stage	(Deficit)

Balance, September 17, 2009	38,099,248	$38	$1,476,541	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		(289,890)

Net loss				(53,910)	(53,910)

Balance, December 31, 2009	43,199,748	43	1,186,646	(53,910)	1,132,779

Common stock issued for services	27,500		44,000		44,000

Stock options issued for services			37,820		37,820

Stock options issue for services			(37,820)		(37,820)

Amortization of deferred compensation			34,669		34,669

Net loss				(1,820,265)	(1,820,265)

Balance, December 31, 2010	43,227,248	43	1,265,315	(1,874,175)	(608,817)

Common stock issued with convertible note	300,000	1	249,999		250,000

Amortization of deferred compensation			3,151		3,151

Net loss				(1,700,555)	(1,700,555)

Balance, September 30, 2011	43,527,248	$44	$1,518,465	$(3,574,730)	$(2,056,221)

See accompanying notes to consolidated financial statements

Atlantic Green Power Holding Company
Consolidated Statements of Cash Flows
(Unaudited)

			Period from September 17, 2009
			(Inception)
	Nine Months Ended September 30,		Through September 30,
	2011	2010	2011
Cash Flows From Operating Activities:
Net loss	$(1,700,555)	$(458,837)	$(3,574,730)
Adjustments to reconcile net loss to net cash used in operating activities

Write-off of western site investment	741,147	-	741,147
Stock based compensation	3,151	69,216	83,820
Amortization of debt discount	462,845	-	508,621
Derivative liability recognized as interest expense	-	-	1,769,129
Change in fair value of derivative liabilities	95,612	-	(487,166)
Changes in operating assets and liabilities:

Prepaid expenses and other current assets	(560)	(23,042)	(21,707)
Accounts payable and accrued liabilities	(36,168)	106,947	38,580
Net Cash Used In Operating Activities	(434,528)	(305,716)	(942,306)

Cash Flows From Investing Activities:

Deposits	-	(655,047)	(701,091)
Proceeds from sale of investment projects	168,000	-	168,000
Construction in progress	-	-	(341,700)
Net Cash Provided by (Used In) Investing Activities	168,000	(655,047)	(874,791)

Cash Flows From Financing Activities:
Proceeds from sale of common stock	-	-	1,184,684
Proceeds from convertible notes	-	-	500,000
Proceeds from notes payable	250,000	10,681	260,681
Repayment of notes payable	(1,210)	(5,875)	(10,681)
Net Cash Provided By Financing Activities	248,790	4,806	1,934,684

Net change in cash	(17,738)	(955,957)	117,587

Cash at beginning of period	135,325	1,088,522	-

Cash at end of period	$117,587	$132,565	$117,587

Supplemental disclosures of cash flow information:
Cash paid for interest	$-	$53	$53
Cash paid for taxes	$-	$650	$650

See accompanying notes to consolidated financial statements

ATLANTIC GREEN POWER HOLDING COMPANY
(A Development Stage Company)
September 30, 2011 and 2010
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

On March 7, 2011 and March 8, 2011, Atlantic formed six Delaware limited liability companies (the “LLCs”), through which Atlantic will seek to develop solar projects in southern New Jersey. As of September 30, 2011, four of the LLCs were inactive.

On April 26, 2011, Atlantic closed on a sale of an eighty-five percent (85%) interest in one of the LLCs (the “Project Company”) to Invenergy Solar Development LLC (“Invenergy”).  Atlantic received a cash payment of $78,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to an 18 Mega Watt solar project in southern New Jersey. The Project Company is the holder of one of the queue positions to connect to the PJM Interconnection, LLC (“PJM”) interconnection grid that was previously assigned to Atlantic. Through the Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on several parcels of land located in southern New Jersey, the rights to which have been assigned to the Project Company by Invenergy.

In addition to the cash payment of $78,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project to be developed through the Project Company, up to a maximum of 18 Mega Watts. Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

On July 22, 2011, Atlantic closed on a sale of an eighty percent (80%) interest in another of the LLCs (the “Second Project Company”) to Invenergy.   In exchange for the eighty percent (80%) interest in the Second Project Company, Atlantic received a cash payment of $90,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 10 Mega Watt solar project in southern New Jersey.  The Second Project Company is the holder of another of the queue positions to connect to the PJM interconnection grid that was previously assigned to Atlantic.  Through the Second Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on a parcel of land located in southern New Jersey, the rights to which have been assigned to the Second Project Company by Invenergy.

In addition to the cash payment of $90,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project to be developed through the Second Project Company, up to a maximum of 10 Mega Watts.  Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the Second Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

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

Development stage company

The Company is a development stage company as defined by Section 915-10-20 of the Codification. The Company is still devoting substantially all of its efforts toward establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to deposits and construction in progress, income tax rate, income tax provision, allowance of deferred tax assets and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

The Company’s Level 3 financial liabilities consist of the derivative warrant issued in October 2010 for which there is no current market for this security such that the determination of fair value requires significant judgment or estimation.  The Company valued the reset adjustments in the warrant on subsequent potential equity offerings using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,781,963	$-	$-	$1,781,963	$1,781,963

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$1,686,351	$1,686,351
Total gains or losses (realized/unrealized)
included in net loss	(95,612)	(95,612)
Purchases, issuances and settlements	-	-
Transfers in and/or out of Level 3	-	-
Balance, September 30, 2011	$1,781,963	$1,781,963

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

The impairment charges, if any, are included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Discount on debt

The Company allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the Codification (“Paragraph 815-15-25-1”). The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision have been recorded at their fair value within the terms of Paragraph 815-15-25-1 as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the consolidated statements of operations.

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

The Company adopted Section 740-10-25 of the Codification (“Section 7-40-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods, and requires increased disclosures.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2011 and 2010 as they were anti-dilutive:

	September 30, 2011	September 30, 2010
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200,000	200,000
Convertible notes issued on October 12, 2010	714,286	-
Warrants issued with the convertible notes	535,714	-
Total	1,450,000	200,000

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the Codification (“Paragraph 230-10-45-24”) for cash flows reporting, which requires classification of cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category. The Company also uses the indirect or reconciliation method as defined by Paragraph 230-10-45-25 of the Codification to report net cash flow from operating activities. Pursuant to Paragraph 230-10-45-25, net cash flow from operating activities is determined by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents. The Company separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to Paragraph 830-230-45-1 of the Codification.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•   An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•   In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•   Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

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

As reflected in the accompanying consolidated financial statements of September 30, 2011, the Company had a deficit accumulated during the development stage, a net loss and net cash used in operating activities for the interim period then ended. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and development of solar projects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – DEPOSITS

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Upper Pittsgrove Township, New Jersey, consulting fees related to the development of the Upper Pittsgrove Township solar farm and payments to PJM related to the obtainment of queue positions to interconnect to the PJM interconnection grid with respect to the Upper Pittsgrove Township solar farm and other potential solar projects to be developed by the Company, such as the solar projects to be developed through the Project Company and the Second Project Company.  Deposits were $133,644 and $701,091 at September 30, 2011 and December 31, 2010, respectively.

NOTE 5 – CONSTRUCTION IN PROGRESS

Construction in progress is the shift of costs from deposits of $0 and $341,700 at September 30, 2011 and December 31, 2010, respectively.  These costs were incurred in obtaining the local zoning board approvals and other permits necessary for the construction of a solar farm on its leased property in Upper Pittsgrove Township, New Jersey. On July 15, 2010, Atlantic received final site plan approval for the development of a solar farm on the 90-acre “eastern site” of the property it leases in Upper Pittsgrove Township.  On May 10, 2011, Atlantic’s appeal of the Upper Pittsgrove Township Board’s denial of a use variance for the development of a solar farm on Atlantic’s 422-acre “western site” in Upper Pittsgrove Township was denied.  Shortly thereafter, the Company decided not to pursue the development of the “western site.”  As a result, the Company determined to expense construction in progress as of September 30, 2011 relating to the development of the leased ”western site” in Upper Pittsgrove Township.

NOTE 6 – NOTES PAYABLE

Promissory Note Payable

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven Capital Fund Limited (“Whalvehaven”), pursuant to which Whalehaven loaned the Company $250,000, evidenced by a promissory note which has a term of six months and accrues interest at a 6% per annum (the “Whalehaven Note”).  In addition, pursuant to the terms of the Subscription Agreement, the Company issued to Whalehaven 300,000 shares of the Company’s common stock in reliance upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

The fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The Company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. The discount is being amortized over the term of the Whalehaven Note of six months. For the nine months ended September 30, 2011, six months or $250,000 has been amortized and included in interest expense.

On August 4, 2011, the Whalehaven Note matured.  From and after August 4, 2011, the Whalehaven Note accrues interest at a default rate of 8% annually.  As of September 30, 2011, accrued and unpaid interest under the Whalehaven Note was $2,950.

Note Payable – Insurance

On May 6, 2010, the Company entered into a finance agreement with AFCO.  Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $10,681, which would accrue interest at 6% per annum, to partially fund the payment of the premium of the Company’s Director and Officer liability insurance.  The agreement requires the Company to make nine monthly payments of $1,216.63, including interest.  The first payment was made by the Company on June 6, 2010.  As of September 30, 2011 and December 31, 2010, the outstanding balance related to this finance agreement was $0 and $1,210, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On October 12, 2010, the Company entered into a Subscription Agreement with Alpha Capital Anstalt and Adventure Ventures LLC (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase an aggregate of up to 535,714 shares of common stock with an exercise price of $1.00 per share.

Each promissory note has a term of eighteen months and accrues interest at 8% per annum.  The holder of a promissory note has the right from and after the issuance thereof until such time as the promissory note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.70 per share.  The conversion price and number and kind of shares to be issued upon conversion of the promissory notes are subject to adjustment from time to time as more fully described in the notes.

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

The embedded derivative of the promissory notes was re-measured at September 30, 2011 yielding a loss on change in fair value of the derivatives of $95,612, for the nine months ended September 30, 2011.  The derivative value of the notes at September 30, 2011 and December 31, 2010, yielded a derivative liability at fair value of $1,112,857 and $960,668, respectively.

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

Warrants

As discussed in Note 7 above, on October 12, 2010, the Company entered into a Subscription Agreement with the Subscribers pursuant to which the Subscribers purchased convertible promissory notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase an aggregate of up to 535,714 shares of the Company’s common stock.

Each of the warrants issued to the Subscribers has a term of five years from October 12, 2010 and was fully vested on the date of issuance.  The warrants are exercisable at $1.00 per share.  The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at September 30, 2011 yielding a loss on change in fair value of the derivative of $95,612, for the nine months ended September 30, 2011.  The derivative value of these warrants at September 30, 2011 and December 31, 2010, yielded a derivative liability at fair value of $669,106 and $725,683, respectively.

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (the “Incentive Plan”).  The Incentive Plan went into effect on February 3, 2010.  Ten million (10,000,000) shares of the Company’s common stock were reserved for issuance under the Incentive Plan.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200,000 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company.  The nonqualified option was granted as compensation for services to the Company.  The nonqualified option granted to Ms. Pontikos has an exercise price of $.25 per share and expires on February 4, 2015.  The shares underlying the nonqualified option are fully vested.

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

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant. For the nine months ended September 30, 2011, the Company recorded stock-based compensation of $3,151 for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through September 30, 2011:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---
Granted	220,000		$0.25		$0.25	.33		$41,602
Cancelled	(20,000)	$	---	$	---			$(3,782)
Balance, December 31, 2010	200,000		$0.25		0.25			$37,820
Granted	-
Cancelled	-
Vested and Exercisable September 30, 2011	200,000		$0.25		$0.25			$37,820

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	200,000	0.25	$0.25	183,334	0.00	$0.25

$0.25	200,000	0.25	$0.25	183,334	0.00	$0.25

At September 30, 2011, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

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

The Company did not pay any amounts to Millenium Power under the Finder’s Agreement during the nine months ended September 30, 2011.

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

NOTE 11 – CREDIT RISK

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents.  As of September 30, 2011, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp.  However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

NOTE 12 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued. The management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the nine months ended September 30, 2011.  The following information should be read together with the Company’s unaudited financial statements for the nine months ended September 30, 2011 and related notes appearing elsewhere in this report.

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

  Atlantic’s primary business activities to date have focused on locating and acquiring rights to one or more suitable parcels of land for solar projects, including approximately 700 acres in Upper Pittsgrove Township, New Jersey, securing the necessary regulatory and land use approvals for the construction and operation of a solar farm on the two tracts of land comprising the Upper Pittsgrove Township property, securing interconnection rights to the regional electrical grid and seeking strategic partnerships with other renewable energy companies for the joint development of solar projects.  Atlantic has been assigned eight queue positions by PJM to interconnect to the PJM electrical grid.  PJM is the regional transmission organization that operates the electrical grid serving states located in the Mid-Atlantic region of the United States and the District of Columbia.

  In addition to utilizing certain of its PJM queue positions in connection with the planned development of a solar farm on the “eastern site” of the Upper Pittsgrove Township property, Atlantic has sought to utilize its contractual rights to its other PJM queue positions by identifying potential opportunities to develop solar projects on sites located in southern New Jersey.  Atlantic will either acquire the rights to develop a site as a solar farm outright or enter into a joint venture with one or more strategic partners to develop a solar project.

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

Results of Operations

For the nine months ended September 30, 2011 and 2010

Net Income (Loss).  For the nine months ended September 30, 2011, net loss was $1,700,555, as compared to a net loss from operations of $458,837 for the nine months ended September 30, 2010.  The $1,241,718 increase in net loss from operations was primarily attributable to aggregate expenses of $798,636 associated with the expense of project development costs and deposits that were previously capitalized on various projects, including the project development costs and deposits relating to the planned Upper Pittsgrove Township solar farm.  The Company has decided not to pursue the development of a solar farm on the 422-acre “western site” of its Upper Pittsgrove Township property, and therefore concluded that it was necessary to expense the project development costs and deposits associated therewith as well as certain other related project development costs and deposits.  In addition, the increase in loss was also attributable to the increase in interest expense on the Company’s debt.  The Company recorded an increase of $477,630 in interest expense for the nine months ended September 30, 2011.

Revenues.  We did not have any revenues for the nine months ended September 30, 2011, nor did we have any revenues for the nine months ended September 30, 2010.

Expenses.  Total operating expenses for the nine months ended September 30, 2011 were $1,127,918, which consisted of $72,266 in professional fees, $166,495 in compensation and $86,521 in general and administrative expenses, as compared to total operating expenses of $463,090 for the nine months ended September 30, 2010, which consisted of $164,100 in professional fees and $298,990 in general and administrative expenses.  In addition, the Company expensed project development costs and deposits in the amount of $798,636 relating to its planned Upper Pittsgrove Township solar farm and certain other projects during the nine months ended September 30, 2011.

Other Income (Expenses)  Other income (expenses) decreased by $576,890 during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.  The decrease is primarily attributable to interest expense associated with the amortization of debt discount on the Company’s convertible notes and promissory notes.  Interest expense increased by $477,630 for the nine months ended September 30, 2011.  In addition, the Company recorded a $95,612 change in fair value on the Company’s derivative liabilities during the nine months ended September 30, 2011.

Income Taxes.  No income tax provision has been made for the nine months ended September 30, 2011 or for the nine months ended September 30, 2010.

For the three months ended September 30, 2011 and 2010

Net Income (Loss).  For the three months ended September 30, 2011, net loss from operations was $256,924, as compared to a net loss from operations of $191,454 for the three months ended September 30, 2010.  The $65,470 increase in net loss from operations was primarily attributable to an increase in interest expense of $139,845 during the three months ended September 30, 2011.  In addition, the Company recorded a $5,178 change in fair value on the Company’s derivative liabilities during the three months ended September 30, 2011.  These increases in losses were offset by a decrease in operating expenses in the amount of $79,889 during the three months ended September 30, 2011.

Revenues.  We did not have any revenues for the three months ended September 30, 2011, nor did we have any revenues for the three months ended September 30, 2010.

Expenses.  Total operating expenses for the three months ended September 30, 2011 were $111,892, which consisted of $17,451 in professional fees, $55,937  in compensation and $37,393 in general and administrative expenses, as compared to total operating expenses of $191,781 for the three months ended September 30, 2010, which consisted of $52,340 in professional fees and $139,441 in general and administrative expenses.  In addition, the Company expensed project development costs and deposits in the amount of $1,021 relating to its planned Upper Pittsgrove Township solar farm and certain other projects during the three months ended September 30, 2011.

Other Income (Expenses)  Other income (expenses) decreased by $145,359 during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  The decrease was primarily attributable to interest expense associated with the amortization of debt discount on the Company’s convertible notes and promissory notes.  Interest expense increased by $139,845 for the three months ended September 30, 2011.  In addition, the Company recorded a $5,178 change in fair value on the Company’s derivative liabilities during the three months ended September 30, 2011.

Income Taxes.  No income tax provision has been made for the three months ended September 30, 2011 or for the three months ended September 30, 2010.

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

As of November 10, 2011, the Company’s cash position was approximately $80,826. The Company anticipates that its cash position is not sufficient to fund current operations through March 31, 2012.  The Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and the development of solar projects.  The Company estimates expenditures related to the development and construction of the solar farm on the 90-acre “eastern site” in Upper Pittsgrove Township, New Jersey will be in the range of $60 million, and, therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the “eastern site.”  The Company anticipates that it will seek additional capital through debt or equity financings or that it will enter into one or more joint ventures with strategic partner(s), such as another energy supplier, to fund the development of the Upper Pittsgrove Township solar farm and/or to develop other solar projects.  While the Company is aggressively pursuing financing and strategic partnerships, there can be no assurance that the Company will be successful in its capital raising and project development efforts.  Any additional equity financing may result in substantial dilution to the Company’s stockholders.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated operating losses aggregating to $3,574,730.  In addition, the Company does not have sufficient working capital to meet current operating needs for the next twelve months as described above.  All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Atlantic Green Power Holding Company Registrant

Date: November 14, 2011	By:	/s/ Robert Demos, Jr.
Robert Demos, Jr.
President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/s/ Frank D’Agostino, Jr.
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
101
The following materials from the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011, formatted in Extensible Business Reporting Language (XBRL): (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholders’ equity (deficiency) and (iv) consolidated statements of cash flows

E-1