Form 10-K
period 2011-12-31
Atlantic Green Power Holding Co
filed 2012-03-30
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐    No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☒     No ☐

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒      No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

As of June 30, 2011, the aggregate market value of the Registrant’s common stock held by non-affiliates was approximately $37,488,858.  For the purposes of this computation only, all executive officers, directors and beneficial owners of more than 10% of the outstanding shares of the Registrant’s common stock are assumed to be affiliates of the Registrant.  The aggregate market value of the Registrant’s common stock was based on the price for such stock as quoted on the OTC Bulletin Board as of June 30, 2011.  However, it should be noted that there has been very little trading in the Registrant’s common stock since inception, and therefore such price may not be an accurate representation of the value of our common stock.

As of March 26, 2012, 43,527,248 shares of the Registrant’s common stock were outstanding.

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

On February 27, 2012, the Company entered into contracts to acquire several parcels of real property located in the state of Alabama (the “Land Purchase”) and entered into an assignment of mineral lease, pursuant to which it acquired certain rights under a mineral lease agreement to mine certain property in the state of Alabama.  Upon the closing of the Land Purchase, the Company expects to change its business strategy to the exploration of mineral deposits and reserves located on these properties.  In connection with this change in the direction of its business, the Company plans to change its name to “Southern USA Resources Inc.”

Subject to the closing of the Land Purchase, and subject to the approval of a 1,000-to-1 reverse stock split (the “Reverse Stock Split”) by the Company’s stockholders, the Company will divest itself of Atlantic by distributing all of the issued and outstanding shares of Atlantic’s common stock to the holders of the issued and outstanding shares of the Company’s common stock (the “Distribution”).  The Reverse Stock Split and the Distribution are described in greater detail under “Proposed Land Purchase, Reverse Stock Split and Distribution” below.

Overview

Atlantic’s business strategy is to develop utility-scale solar energy generation projects in the Mid-Atlantic United States.  Atlantic currently leases approximately 700 acres in Upper Pittsgrove Township, New Jersey.  The property is divided into two tracts – a 130-acre eastern site and a 520-acre western site – that are subject to two separate lease agreements.  Atlantic received final site plan approval and a use variance from the Board of Upper Pittsgrove Township for Atlantic’s development of a solar farm on the 130-acre eastern site in July 2010.  However, the Board denied preliminary site plan approval for the 520-acre western site.  As a result, the Company has decided not to pursue the development of the 520-acre western site.

Atlantic’s primary business activities to date have focused on locating and acquiring rights to one or more suitable parcels of land for solar projects, including approximately 700 acres in Upper Pittsgrove Township, securing the necessary regulatory and land use approvals for the construction and operation of a solar farm on the two tracts of land comprising the Upper Pittsgrove Township property, and securing interconnection rights to the regional electrical grid.  Atlantic’s application to PJM Interconnection, LLC (“PJM”), the regional transmission organization that operates the electrical grid serving states located in the Mid-Atlantic region and the District of Columbia, has been accepted, and PJM has assigned Atlantic six queue positions to connect to the grid.  Atlantic assigned two of the six queue positions to two limited liability companies formed by Atlantic to develop solar energy projects located in southern New Jersey.  Please see “Business – Interconnection to Distribution and Transmission Lines” and “Business – Additional Projects” below for more information.

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

Upper Pittsgrove Township Solar Farm

Effective November 30, 2009, Atlantic entered into the a ground lease with Edward Stella, Jr., Vice President of Project Development and a director of the Company, for certain parcels of undeveloped land located in Upper Pittsgrove, New Jersey aggregating approximately 700 acres on a portion of which the Company intends to develop a solar farm.  On August 6, 2010, Atlantic and Mr. Stella restructured the original lease into two separate lease agreements, each relating to one of the two tracts of property leased by Atlantic pursuant to the original lease: the East Tract Ground Lease Agreement relating to the 130-acre eastern tract, of which approximately 90 acres are suitable for development of a solar farm, and the West Tract Ground Lease Agreement relating to the 520-acre western tract.  The lease, and each of the restructured leases, were negotiated between the parties at arm’s length and the amount of rent payable under each of the restructured leases is believed to be equal to fair market value.  The restructured leases each provide for a term of twenty-five years with annual base rent phased-in as construction of the solar farm facilities progresses as provided in the restructured leases.  Atlantic has the option to extend each of the restructured leases for four successive periods of five years each beyond the initial twenty-five year term.

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

Atlantic received final site plan approval and a use variance from the Board of Upper Pittsgrove Township for Atlantic’s development of a solar farm on the 130-acre eastern site in July 2010.  However, the Board denied preliminary site plan approval for the 520-acre western site.  As a result, the Company decided not to pursue the development of the 520-acre western site and will be terminating the West Ground Lease Agreement.

Atlantic does not have the financial resources to construct the solar farm on the 130-acre eastern site.  Consequently, it is currently looking to sell the project to a third party or partner with another energy supplier in order to jointly develop the project.  No assurances can be given that the Company will be successful in these endeavors.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Interconnection to Distribution and Transmission Lines

The sale of electricity generated at a solar farm requires interconnection to the electric grid to transmit electricity to be sold to customers.  The electric grid that serves New Jersey and several surrounding states is managed by PJM, a federally-regulated regional transmission organization.  PJM is an independent organization of over five hundred power generators, transmission owners, electricity distributors, power marketers and large energy consumers that is responsible for independently managing the regional transmission system and wholesale electricity market.  Electricity that is generated by a generating facility is transmitted to the PJM interconnection grid and is available for purchase by wholesale and retail entities that are licensed to transact on the PJM grid.

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

Atlantic currently has six queue positions to connect to the PJM electrical grid, two of which have been assigned to limited liability companies owned by the Company and Invenergy Solar Development, LLC (“Invenergy”).  See “Business – Additional Projects.”  One of the six queue positions assigned to Atlantic relates to the planned solar farm on the 130-acre eastern site it leases in Upper Pittsgrove Township.  This queue position is configured for an aggregate of 18 Mega Watts of electricity.  Feasibility Studies, System Impact Studies and System Impact Reports have been completed for each of the six queue positions.  Atlantic has entered into Facilities Study Agreements with PJM regarding its six queue positions, which are currently on-going.

Atlantic is currently in the process of evaluating potential opportunities for the utilization of the queue positions it has been assigned, but which have not yet been linked to a project or property.  See “Business –Additional Projects” below.

Additional Projects

In addition to utilizing certain of its PJM queue positions in connection with the planned development of a solar farm on the Upper Pittsgrove Township property, Atlantic will seek to utilize its contractual rights to its other PJM queue positions by identifying potential opportunities to develop solar projects on sites located in southern New Jersey.  Atlantic will either acquire the rights to develop a site as a solar farm outright or enter into a joint venture with one or more strategic partners to develop a solar project.  To facilitate its plan to utilize its queue positions to develop solar projects in southern New Jersey, Atlantic formed six limited liability company subsidiaries and assigned certain of its rights to the queue positions among several of these subsidiaries.

On April 26, 2011 and July 22, 2011, Atlantic sold an eighty-five percent (85%) membership interest and an eighty percent (80%) membership interest, respectively, in two of the six limited liability companies to Invenergy in exchange for reimbursement of Atlantic’s project costs.  Atlantic had assigned one of its six queue positions to each of the two limited liability companies, and Invenergy assigned the rights to several parcels of real property located in southern New Jersey to each of the limited liability companies.  Atlantic will receive future consideration based on Atlantic and Invenergy’s joint development of an up to 18 Mega Watt solar project and an up to 10 Mega Watt solar project through each of the two limited liability companies, respectively.

At this time, Atlantic cannot determine whether it will be able to successfully develop solar projects through each of the aforementioned limited liability companies with Invenergy, or secure any additional suitable sites for solar projects or enter into one or more joint ventures with strategic partner(s) for the development of solar projects.  In the event that Atlantic enters into an additional joint venture with a strategic partner, no assurance can be given that the terms will be favorable to Atlantic and it is likely that Atlantic will receive a minority, non-controlling interest in the joint venture.

Government Regulation

Atlantic will potentially be subject to government regulation at the federal, state and local levels.

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

Atlantic will be subject to regulation by the New Jersey Board of Public Utilities, which has historically had broad authority to regulate both the rates charged by and the financial activities of electric utilities that sell electricity at retail, and a number of other matters related to electric utilities.  New Jersey state law may also impose certain regulatory and reporting requirements on owners and operators of generation facilities.

In addition, Atlantic will be required to obtain approvals from the local zoning board or other land use board and other permits before the Company is permitted to construct solar farm facilities on any of its properties.  Atlantic has received final site plan approval and a use variance from the Board of Upper Pittsgrove Township to construct a solar farm on the 130-acre eastern site of the property leased by Atlantic in Upper Pittsgrove Township, New Jersey.

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

Competition

Large utility companies, which rely primarily on traditional, non-renewable energy sources such as coal, hydro natural gas and nuclear power, dominate the energy production industry in the United States.  Electricity produced from renewable sources, including solar and wind energies, faces competition from these other traditional, non-renewable sources as the producers of electricity from renewable sources seek for their sources to be accepted as a viable, cost-effective alternative to traditional, non-renewable energy sources.  It is expected that the primary competition for the renewable energy industry will continue to come from coal and other non-renewable energy sources.

In addition to competition from non-renewable energy sources, the Atlantic will face competition from other renewable energy suppliers, including from those suppliers with operations located in New Jersey and in surrounding states.  It is expected that competition within the renewable energy industry will intensify in the next several years as more companies enter the market and commence operations.

Suppliers

Assuming Atlantic secures sufficient financing to construct a solar farm, Atlantic will rely on third party suppliers to supply solar panels and other equipment required to construct the infrastructure of the solar farm.  Solar energy used to generate electricity is naturally-occurring, but availability will be subject to meteorological and atmospheric conditions.

Distribution of Products

It is anticipated that Atlantic will sell electricity generated from the Upper Pittsgrove Township solar farm and such other solar farms developed in the state of New Jersey to a public utility located in the state of New Jersey.  Atlantic also plans to sell RECs to energy suppliers.  However, a definitive plan of distribution has not been determined as of the date of this report.

Employees

As of March 26, 2012, the Company’s four executive officers, Robert Demos, Jr., President and Chief Executive Officer, R. Scott Byrne, Chief Operating Officer and Secretary, Frank D’Agostino, Jr., Chief Financial Officer and Director of Business Development, and Edward Stella, Jr., Vice President of Project Development, were the only employees of the Company.  All of the Company’s employees are based at its corporate headquarters in West Atlantic City, New Jersey.

Proposed Land Purchase, Reverse Stock Split and Distribution

On February 27, 2012, the Company entered into a Southern Real Estate Sales Contract with John Hancock Life Insurance Company (U.S.A.) and a Real Estate Sales Contract with David E. Riley, pursuant to which the Company will acquire several parcels of real property located in the state of Alabama, and entered into an Assignment of Mineral Lease with Gerald Short, Carolyn Short and Charles H. Merchant, Sr., pursuant to which the Company acquired certain rights under a mineral lease agreement to mine certain property in the state of Alabama.  Upon the closing of the Land Purchase, the Company expects to change its business strategy to the exploration for mineral deposits and reserves located on these properties.  In connection with this change in the direction of its business, the Company plans to change its name to “Southern USA Resources Inc.”

In connection with the anticipated closing of the Land Purchase and its plans to pursue the exploration for mineral deposits and reserves, the Company plans to make the Distribution, pursuant to which the Company will distribute all of the outstanding shares of Atlantic’s common stock to the Company’s stockholders.  In order to accomplish the Distribution, the board of directors of the Company has approved a 1,000-to-1 Reverse Stock Split with respect to the Company’s outstanding shares of common stock, subject to approval by the Company’s stockholders.  In the Reverse Stock Split, the Company’s stockholders will receive one share of the Company’s common stock for every 1,000 shares of common stock they hold, which will have the effect of reducing the number of outstanding shares of the Company’s common stock from 43,527,248 shares to approximately 43,527 shares.  The Company will not issue any scrip or fractional shares of common stock in connection with the Reverse Stock Split.  Rather, all fractional share interests resulting from the Reverse Stock Split will be rounded up to a whole share of common stock, and each stockholder who would otherwise be entitled to receive a fractional share of the Company’s common stock in the Reverse Stock Split will instead receive one whole share of common stock.

Following the Distribution, Atlantic will continue its current business of developing solar energy projects, and the Company will pursue its new business strategy of exploring for mineral deposits and reserves located on the properties it will acquire in the Land Purchase.  From and after the date of the Distribution, Atlantic and the Company will conduct their respective businesses as separate, independent entities without affiliation with one another.  Atlantic will be a privately held corporation, and the Company’s shares of common stock will continue to be quoted on the Over-the-Counter Bulletin Board.  It is contemplated that the current directors and executive officers of the Company will resign their positions with the Company in connection with the closing of the Land Purchase.  The current directors and executive officers of Atlantic will continue in their capacities as such from and after the closing of the Land Purchase.

The board of directors of the Company will establish a record date for stockholders of the Company who are entitled to receive shares of Atlantic’s common stock in the Distribution upon the approval by the Company’s stockholders of the Reverse Stock Split and certain related transactions.

Item 1A. Risk Factors

The Company is a smaller reporting company and is therefore not required to provide this information.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2.    Properties

The principal offices of the Company are located at Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey, where Atlantic leases approximately 1,488 square feet of commercial office space.  In addition, Atlantic leases from Edward Stella, Jr., an executive officer and director of the Company, certain parcels of undeveloped land located in Upper Pittsgrove Township, New Jersey aggregating approximately 700 acres.  Atlantic intends to develop, construct and operate a solar farm on a portion of the property with a strategic partner or sell its rights to the 130-acre eastern site to a third party.  See “Business – Upper Pittsgrove Township Solar Farm” above for more information on the Upper Pittsgrove Township, New Jersey property.

Item 3.    Legal Proceedings

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed for quotation on the OTC Bulletin Board under the symbol AGPH.  Prior to the assignment of the current symbol on March 3, 2010, the Company’s common stock was listed for quotation under the symbol LDST.  For the years ended December 31, 2011 and 2010, no active public trading market for shares of the common stock existed.

The NASDAQ OTC Bulletin Board is generally considered to be a less active and efficient market than the NASDAQ Global Market, the NASDAQ Capital Market or any other national exchange and will not provide investors with the liquidity that the NASDAQ Global Market, the NASDAQ Capital Market or another national exchange would offer.  The following table sets forth, for the periods indicated, the high and low sales prices for the Company’s common stock as reported on the NASDAQ OTC Bulletin Board:

Year Ended December 31, 2011	High	Low
First Quarter	$2.25	$2.01
Second Quarter	$2.25	$2.05
Third Quarter	$4.05	$2.05
Fourth Quarter	$2.05	$1.89

Year Ended December 31, 2010	High	Low
First Quarter*	$3.25	$2.50
Second Quarter	$3.25	$2.50
Third Quarter	$2.98	$2.95
Fourth Quarter	$2.98	$2.25

*The Company’s common stock was assigned its current symbol on March 3, 2010.

As of March 26, 2012, there were 43,527,248 shares of the Company’s common stock outstanding and approximately 45 holders of the common stock.  There has been very little trading in the Company’s common stock since inception, and therefore the prices set forth in the table above may not accurately represent the value of our common stock.

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

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide information about the Company’s financial condition and results of operations for the years ended December 31, 2011 and 2010.  The following information should be read together with the Company’s audited financial statements for the years ended December 31, 2011 and 2010 and related notes appearing elsewhere in this annual report on Form 10-K.

Overview

The Company was incorporated in the state of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.”  From its inception until January 28, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of common stock of Atlantic pursuant to the Share Exchange, and Atlantic became a wholly-owned subsidiary of the Company.  The Company issued an aggregate of 38,099,250 shares of common stock to the former shareholders of Atlantic, and the Company changed its corporate name to “Atlantic Green Power Holding Company.”  As a result of the Share Exchange, the Company ceased its prior operations and commenced the operation of Atlantic as its sole line of business.  Atlantic is a renewable energy company primarily focused on the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, including the development of a utility-scale solar farm in Upper Pittsgrove Township, New Jersey and certain other solar energy project through limited liability companies held jointly with Invenergy.

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

Results of Operations

For the years ended December 31, 2011 and 2010

Loss from Operations. For the year ended December 31, 2011, loss from operations was $1,208,594, as compared to loss from operations of $592,811 for the year ended December 31, 2010. The $615,783 increase in operating loss was primarily attributable to a compensation increase of $28,100 and aggregate expenses of $785,145 associated with the expense of project development costs and deposits that were previously capitalized on various projects, including the project development costs and deposits relating to a planned solar farm on the 422-acre western site of the property it leases in Upper Pittsgrove Township. The Company has decided not to pursue the development of a solar farm on the 422-acre western site of its Upper Pittsgrove Township property, and therefore concluded that it was necessary to expense the project development costs and deposits associated therewith as well as certain other related project development costs and deposits. The increase in compensation and project development costs was offset by a reduction in professional fees of $97,685 and a reduction in general and administrative expenses of $99,785 during the year ended December 31, 2011.

Revenue. We had no revenue for the years ended December 31, 2011 and 2010.

Expenses. Total operating expenses for the year ended December 31, 2011 were $1,208,594, which consisted of $98,637 in professional fees, $207,505 in compensation and $117,307 in general and administrative expenses, as compared to total operating expenses of $592,811 for the year ended December 31, 2010, which consisted of $196,322 in professional fees and $396,489 in compensation and general and administrative expenses. In addition, the Company expensed project development costs and deposits in the amount of $785,145 relating to its planned solar farm on the 422-acre western site of the property it leases in Upper Pittsgrove Township and certain other projects during year ended December 31, 2011.

Other Income (Expenses). Other income (expenses) decreased by $223,449 during the year ended December 31, 2011 as compared to the year ended December 31, 2010. The decrease was primarily attributable to interest expense associated with the amortization of debt discount on the Company’s convertible notes and promissory note. Interest expense decreased by approximately $1,144,600 for the year ended December 31, 2011. The decrease in interest expense was offset by a loss of $333,291on the change in fair value on the Company’s derivative liabilities during the year ended December 31, 2011, as compared to a gain of $582,778 during the year ended December 31, 2010.

Interest Income.  The Company had interest income of $890 for the year ended December 31, 2011, as compared to interest income of $4,948 for the year ended December 31, 2010.  The $4,058 decrease in interest income was primarily attributable to decreased deposits.

Income Taxes. No income tax provision has been made for the years ended December 31, 2011and 2010.

Net Loss from Operations Net loss for the year ended December 31, 2011 was $2,212,599 or loss per share of $0.05, as compared to net loss of $1,820,265 or loss per share of $0.04, for the comparable year ended December 31, 2010.

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

As of March 23, 2012, the Company’s cash position was approximately $2,700. The Company anticipates that its cash position is not sufficient to fund current operations through June 30, 2012. The Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and the development of solar projects. The Company estimates expenditures related to the development and construction of the solar farm on the 90-acre eastern site in Upper Pittsgrove Township, New Jersey will be in the range of $60 million, and, therefore, without any additional financing, the Company will not be able to commence construction of the solar farm on the eastern site. The Company is currently looking to sell the project to a third party or partner with another energy supplier in order to jointly develop the project. No assurance can be given that the Company will be successful in these endeavors.

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has not generated any revenue and accumulated operating losses aggregating to $4,086,774. In addition, the Company does not have sufficient working capital to meet current operating needs for the next twelve months as described above. All of these factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this annual report on Form 10-K, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and its Chief Financial Officer and Director of Business Development, who concluded that the Company’s disclosure controls and procedures are not effective to provide reasonable assurance that (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company, and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Management, with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer and Director of Business Development, conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that our internal control over financial reporting was not effective as of December 31, 2011.  During the fourth quarter of the year ended December 31, 2011, Frank D’Agostino, Jr., the Company’s Chief Financial Officer and Director of Business Development, did not provide services as the Chief Financial Officer of the Company on a full-time basis, which management believes had a material effect on the Company’s internal control over financial reporting.  As a result, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011.  In this connection, the Company engaged the services of an outside consulting firm to assist the Company with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2011.

Item 9B. Other Information

Land Purchase

On February 27, 2012, the Company entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Subscribers”), pursuant to which the Subscribers collectively loaned the amount of $60,000 to the Company, evidenced by promissory notes which mature on May 26, 2012 and accrue interest at a rate of six percent (6%) annually.

Simultaneously with the closing of the transactions described in the Subscription Agreement and as contemplated by the Company and the Subscribers, the Company entered into (i) an Assignment of Mineral Lease with Gerald Short, Carolyn Short and Charles H. Merchant, Sr., (ii) a Southern Real Estate Sales Contract with John Hancock Life Insurance Company (U.S.A.) and (iii) a Real Estate Sales Contract with David E. Riley (the “Real Estate Contracts”), pursuant to which the Company will lease and acquire certain real property located in the state of Alabama.  The Company applied the proceeds received from the Subscribers toward the required deposits or other payments under each of the Real Estate Contracts.

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Set forth below are the name, age and positions held with the Company of each person who served as a member of the Board of Directors or executive officer of the Company as of December 31, 2011.  Each director serves as a director of the Company until the next annual meeting of stockholders of the Company and until his or her successor is duly elected and qualified.  Each executive officer serves in his office(s) until such time as his successor is appointed by the Board of Directors.

Name	Age	Position
Robert Demos, Jr.	48	President, Chief Executive Officer and Director
Frank D’Agostino, Jr.	54	Chief Financial Officer and Director of Business Development
R. Scott Byrne	60	Chief Operating Officer, Secretary and Director
Edward Stella, Jr.	62	Vice President of Project Development and Director

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

R. Scott Byrne was appointed as a director of the Company and as Chief Operating Officer, Secretary and Treasurer of the Company on February 3, 2010, the Effective Date of the Share Exchange.  He has over 30 years experience in land development, permitting and project finance.  Mr. Byrne has served as director of Capital and Facility Development for Basic Chemical Solutions, L.L.C., global distributor and trader of commodity chemicals, for the last 16 years.  Mr. Byrne previously served as President of Byrne Construction Group, Inc., a land development company.

Edward Stella, Jr. was appointed as a director of the Company and as Vice President of Project Development of the Company on February 3, 2010, the Effective Date of the Share Exchange.  He has over 30 years of experience in land development, land clearing and mulching.  He is the President of Stella Contracting, Inc., one of the largest land-clearing companies operating on the East Coast, and the President of South Jersey Agricultural Products (SJAP), a company engaged in the sale of top soil and mulch which services such clients as Scott’s, Coastal Supply, Home Depot and Lowes.  Mr. Stella has had the honor of being nominated by Ernst & Young LLP for Entrepreneur of the Year in 2000 in the greater Philadelphia area.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have any class of equity securities registered under Section 12 of the Exchange Act.  Therefore, the executive officers, directors and 10% stockholders of the Company are not required to file reports under Section 16(a) of the Exchange Act.

Code of Ethics

The Company has adopted a Code of Ethics that applies to the Company’s executive officers.  The Company will provide, without charge, a copy of the Code of Ethics to any person upon request, which should be directed to Stockholder Relations, Atlantic Green Power Holding Company, Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey 08232.

Audit Committee

The Company does not currently have a separately-designated audit committee of the board of directors.  Rather, the entire board of directors performs the functions typically performed by an audit committee.  No member of the current board of directors qualifies as an audit committee financial expert.

Item 11.  Executive Compensation

The following table sets forth information concerning all compensation paid by the Company to its principal executive officer for services in all capacities to the Company for each of the years ended December 31, 2011 and 2010.  No other executive officer of the Company received compensation in excess of $100,000 during 2011 or 2010.

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)			Bonus ($)		Stock Awards ($)		Option Awards ($)		Non-Equity Incentive Plan Compensation ($)		Nonqualified Deferred Compensation Earnings ($)		All Other Compensation ($)			Total ($)
Robert Demos, Jr., President and Chief Executive Officer (1)	2011 2010	$ $	156,000 144,000	(2)	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	-- --	$ $	16,620 11,394	(3) (3)	$ $	172,620 155,394

(1)
Mr. Demos was elected President and Chief Executive Officer of the Company as of February 3, 2010 in connection with the consummation of the Share Exchange.  Mr. Demos was not an officer of the Company prior to his election as President and Chief Executive Officer on February 3, 2010.

(2)	Reflects base salary paid to Mr. Demos for the period from February 3, 2010 to December 31, 2010.

(3)	Represents premiums paid by the Company with respect to a health insurance policy under which Mr. Demos and members of his family are insured.

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

Director Compensation

The Company did not pay any compensation to its directors for each of the year ended December 31, 2011.

Risk Management

The Company did not pay any compensation to its executive officers from January 1, 2010 through February 3, 2010, during which time the Company was an exploration stage company.  Subsequent to February 3, 2010, the effective date of the Share Exchange, Robert Demos, Jr., President and Chief Executive Officer of the Company, received a fixed salary.  No other officer received any compensation from the Company.  As a result, the Company does not believe that its compensation policies and practices give rise to any risks that are reasonably likely to have a material adverse effect on the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the number of shares of the Company’s common stock beneficially owned on March 26, 2012 by each person who is known by the Company to beneficially own 5% or more of the Company’s common stock, each of the Company’s directors and executive officers, and all of the Company’s directors and executive officers, as a group.  Except as otherwise indicated, each stockholder set forth below maintains a business address at the Company’s headquarters at Bayport One, Suite 455, 8025 Black Horse Pike, West Atlantic City, New Jersey, 08232.

Name of Beneficial Owner	No. of Shares (1)	Percentage of Shares Outstanding
Robert Demos, Jr. (2) (3) (4)	9,300,000	21.4%
Edward Stella, Jr. (2) (5)	10,100,000	23.2%
R. Scott Byrne (2) (6)	2,040,000	4.7%
Frank D’Agostino, Jr. (7) (8)	3,800,000	8.7%
Darin Myman (9)	3,525,000	8.1%
All Directors and Executive Officers as a Group (4 Persons) (4) (8)	25,240,000	58.0%

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

Securities Authorized for Issuance under Equity Compensation Plans

The number of stock options outstanding under the Equity Incentive Plan, the weighted-average exercise price of the outstanding options, and the number of securities remaining available for issuance, as of December 31, 2011, were as follows:

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

Director Independence

For the year ended December 31, 2011, none of the directors qualified as an “independent director” under the NASDAQ Rules.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The Company paid a total of $12,500 and $9,000 in 2011 and 2010, respectively, to Li & Company for audit services, which included work related to the annual audit and quarterly reviews rendered in 2011 and 2010, respectively.

Audit-Related Fees

The Company did not pay any audit related fees during 2011 and 2010.

Tax Fees

The Company did not pay any fees for income tax consultation, including income tax compliance, tax advice and tax planning, during 2011 and 2010.

All Other Fees

The Company did not pay any other fees for any other services during 2011 and 2010.

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

ATLANTIC GREEN POWER HOLDING COMPANY

Date: March 30, 2012	By:	/s/ /s/ Robert Demos, Jr.
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

Signatures	Title	Date

/s/ Robert Demos, Jr.	President and Chief Executive Officer (Principal Executive Officer) and Director	March 30, 2012
Robert Demos, Jr.
/s/ Frank D’Agostino, Jr.	Chief Financial Officer and Director of Business Development (Principal Financial Officer)	March 30, 2012
Frank D’Agostino, Jr.
/s/ R. Scott Byrne	Chief Operating Officer, Secretary, and Director	March 30, 2012
R. Scott Byrne
/s/ Edward Stella, Jr.	Vice President of Project Development and Director	March 30, 2012
Edward Stella, Jr.

EXHIBIT INDEX

Exhibit No.	Description
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

10.7
Sale and Purchase Agreement, dated as of April 20, 2011, by and between Atlantic Green Power Corporation and Invenergy Solar Development LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 2, 2011).

10.8
Sale and Purchase Agreement, dated as of July 20, 2011, by and between Atlantic Green Power Corporation and Invenergy Solar Development LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on July 28, 2011).

10.9
Subscription Agreement, dated as of February 27, 2012, by and among the Company, Whalehaven Capital Fund, Ltd., Alpha Capital Anstalt, Adventure Ventures LLC, OJA, LLC and DPIT 5, LLC.  Upon the request of the SEC, the Company agrees to furnish copies of each of the following schedules and exhibits:  Schedule 4(a) – Subsidiaries; Schedule 4(d) – Capitalization and Additional Issuances; Schedule 4(l) – Defaults; Schedule 4(p) – No Undisclosed Events or Circumstances; Schedule 4(q) – Banking; Schedule 4(x) – Transfer Agent; Schedule 8(e) – Use of Proceeds; Exhibit A – Form of Convertible Note (included as Exhibit 4.1); Exhibit C – Form of Escrow Agreement.

10.10	Southern Real Estate Sales Contract, dated as of February 27, 2012, by and between the Company and John Hancock Life Insurance Company (U.S.A.).

10.11	Real Estate Sales Contract, dated as of February 27, 2012, by and between the Company and David E. Riley.

10.12	Assignment of Mineral Lease, dated as of February 27, 2012, by and among the Company, Gerald Short, Carolyn Short and Charles H. Merchant, Sr.

14.1	Code of Ethics of the Company (Incorporated by reference to Exhibit 14 to the Company’s Form 10-K filed with the SEC on March 31, 2010).

21.1	Subsidiaries of the Company.

31.1	Section 302 Certification of Principal Executive Officer.

31.2	Section 302 Certification of Principal Financial Officer.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Atlantic Green Power Holding Company

(A Development Stage Company)

December 31, 2011 and 2010

Index to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Atlantic Green Power Holding Company
(A Development Stage Company)
West Atlantic City, New Jersey

We have audited the accompanying consolidated balance sheets of Atlantic Green Power Holding Company, a development stage company, (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity(deficit) and cash flows for the years then ended, and for the period from September 17, 2009 (inception) through December 31, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended, and for the period from September 17, 2009 (inception) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, and had a net loss and net cash used in operating activities for the year then ended. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC
Li & Company, PC

Skillman, New Jersey
March 30, 2012

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Balance Sheets

	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$44,517	$135,325
Prepaid expenses and other current assets	13,648	21,147

Total Current Assets	58,165	156,472

Deposits	133,644	701,091
Construction in progress	-	341,700

Total Assets	$191,809	$1,199,263

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilites	87,654	74,743
Note payable	250,000	1,210
Convertible notes payable, net of debt discount	402,778	-
Derivative liability - convertible notes payable	921,428	-
Derivative liability - warrants	1,098,214	-

Total Current Liabilities	2,760,074	75,953

Convertible notes payable, net of debt discount	-	45,776
Derivative liability - convertible notes payable	-	960,668
Derivative liability - warrants	-	725,683

Total Liabilities	2,760,074	1,808,080

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.000001 par value: 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.000001 par value: 1,000,000,000 shares authorized;
43,527,250 and 43,227,250 shares issued and outstanding, respectively	44	43
Additional paid-in capital	1,518,465	1,265,315
Deficit accumulated during the development stage	(4,086,774)	(1,874,175)

Total Stockholders' Deficit	(2,568,265)	(608,817)

Total Liabilities and Stockholders' Deficit	$191,809	$1,199,263

See accompanying notes to the consolidated financial statements.

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Year	For the Year	September 17, 2009
	Ended	Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Professional fees	98,637	196,322	338,615
Compensation	207,505	179,397	386,902
General and administrative	117,307	217,092	344,947
Expense of project development costs	43,998	-	43,998
Write-off of western site investment	741,147	-	741,147

Total operating expenses	1,208,594	592,811	1,855,609

LOSS FROM OPERATIONS	(1,208,594)	(592,811)	(1,855,609)

OTHER (INCOME) EXPENSE:
Interest income	(890)	(4,948)	(6,132)
Interest expense - other	64,602	275	64,877
Interest expense - discount on notes	607,002	1,184,905	2,421,907
Change in fair value of derivative liabilities	333,291	(582,778)	(249,487)

Total other (income) expense	1,004,005	1,227,454	2,231,165

LOSS BEFORE INCOME TAXES	(2,212,599)	(1,820,265)	(4,086,774)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(2,212,599)	$(1,820,265)	$(4,086,774)

NET LOSS PER COMMON SHARE
- BASIC AND DILUTED:	$(0.05)	$(0.04)

Weighted common shares outstanding
- basic and diluted	43,498,480	43,208,414

See accompanying notes to the consolidated financial statements.

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from September 17, 2009 (Inception) through December 31, 2011
				Deficit
	Common Stock, $0.000001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 17, 2009 (inception)	38,099,250	$38	$1,476,541	$-	$1,476,579

Reverse acquisition adjustment	5,100,500	5	(289,895)		(289,890)

Net loss				(53,910)	(53,910)

Balance, December 31, 2009	43,199,750	43	1,186,646	(53,910)	1,132,779

Common stock issued for services	27,500	-	44,000		44,000

Stock options issued for future employees services			37,820		37,820

Stock options issued for future employees services			(37,820)		(37,820)

Amortization of deferred compensation			34,669		34,669

Net loss				(1,820,265)	(1,820,265)

Balance, December 31, 2010	43,227,250	43	1,265,315	(1,874,175)	(608,817)

Common stock issued with convertible notes	300,000	1	249,999		250,000

Amortization of deferred compensation			3,151		3,151

Net loss				(2,212,599)	(2,212,599)

Balance, December 31, 2011	43,527,250	$44	$1,518,465	$(4,086,774)	$(2,568,265)

See accompanying notes to the consolidated financial statements.

Atlantic Green Power Holding Company
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Year	For the Year	September 17, 2009
	Ended	Ended	(inception) through
	December 31, 2011	December 31, 2010	December 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,212,599)	$(1,820,265)	$(4,086,774)

Adjustments to reconcile net loss to net cash used in operating activities
Write-off of western site investment	741,147	-	741,147
Stock based compensation	3,151	78,669	83,820
Amortization of debt discount	607,002	45,776	652,778
Derivative liability recognized as interest expense	-	1,769,129	1,769,129
Change in fair value of derivative liabilities	333,291	(582,778)	(249,487)
Changes in operating assets and liabilities:
Prepaid expenses and other currernt assets	7,499	(21,147)	(13,648)
Accounts payable and accrued liabilities	12,911	69,010	87,659

NET CASH USED IN OPERATING ACTIVITIES	(507,598)	(461,606)	(1,015,376)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	-	(651,101)	(701,091)
Proceeds from sale of investment projects	168,000	-	168,000
Construction in progress	-	(341,700)	(341,700)

NET CASH USED IN INVESTING ACTIVITIES	168,000	(992,801)	(874,791)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	250,000	10,681	260,681
Repayment of note payable	(1,210)	(9,471)	(10,681)
Proceeds from convertible notes	-	500,000	500,000
Proceeds from sale of common stock	-	-	1,184,684

NET CASH PROVIDED BY FINANCING ACTIVITIES	248,790	501,210	1,934,684

NET CHANGE IN CASH	(90,808)	(953,197)	44,517

Cash at beginning of period	135,325	1,088,522	-

Cash at end of period	$44,517	$135,325	$44,517

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$6	$263	$-
Income tax paid	$1,554	$650	$-

See accompanying notes to the consolidated financial statements.

Atlantic Green Power Holding Company
(A Development Stage Company)
December 31, 2011 and 2010
Notes to the Consolidated Financial Statements

Note 1 - Organization and Operations

Atlantic Green Power Holding Company (formerly Lodestar Mining, Incorporated)

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

Acquisition of Atlantic Green Power Corporation Recognized as a Reverse Acquisition

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

Formation of LLCs

On March 7, 2011 and March 8, 2011, Atlantic formed six Delaware limited liability companies (the “LLCs”), through which Atlantic will seek to develop solar projects in southern New Jersey. As of December 31, 2011, four of the LLCs were inactive.

Sale of 85% Equity Interest in LLC – First Project Company

On April 26, 2011, Atlantic closed on a sale of an eighty-five percent (85%) interest in one of the LLCs (the “First Project Company”) to Invenergy Solar Development LLC (“Invenergy”). Atlantic received a cash payment of $78,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to an 18 Mega Watt solar project in southern New Jersey. The First Project Company is the holder of one of the queue positions to connect to the PJM Interconnection, LLC (“PJM”) interconnection grid that was previously assigned to Atlantic. Through the First Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on several parcels of land located in southern New Jersey, the rights to which have been assigned to the Project Company by Invenergy.

In addition to the cash payment of $78,000, Atlantic will receive a success fee for each Mega Watt of installed solar energy capacity with respect to the solar project to be developed through the Project Company, up to a maximum of 18 Mega Watts. Once the facilities are placed in operation, Atlantic also will receive a percentage of the distributions from the First Project Company after a preferred distribution of twice the success fee is paid to Invenergy.

Sale of 80% Equity Interest in LLC – Second Project Company

On July 22, 2011, Atlantic closed on a sale of an eighty percent (80%) interest in another of the LLCs (the “Second Project Company”) to Invenergy. In exchange for an eighty percent (80%) interest in the Second Project Company, Atlantic received a cash payment of $90,000, as reimbursement of project costs, and will receive future consideration based on the development of an up to 10 Mega Watt solar project in southern New Jersey. The Second Project Company is the holder of another of the queue positions to connect to the PJM interconnection grid that was previously assigned to Atlantic. Through the Second Project Company, Atlantic and Invenergy will jointly pursue the development of a solar project on a parcel of land located in southern New Jersey, the rights to which have been assigned to the Second Project Company by Invenergy.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiary, Atlantic. All intercompany balances and transactions have been eliminated.

Development Stage Company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. Although the Company has recognized some nominal amount of revenue since inception, the Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of Estimates and Assumptions

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned to deposits and construction in progress, income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company follows paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments and paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s note payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as follows:

December 31, 2011		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,019,642	$-	$-	$2,019,642	$2,019,642

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative warrants	Total

Balance, December 31, 2010	$1,686,351	$1,686,351

Total gains or losses (realized/unrealized)
included in net loss	333,291	333,291

Purchases, issuances and settlements	-	-

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$2,019,642	$2,019,642

December 31, 2010		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$1,686,351	$-	$-	$1,686,351	$1,686,351

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2010:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2009	$-	$-

Purchases, issuances and settlements	2,269,129	2,269,129

Total gains or losses (realized/unrealized)
included in net loss	(582,778)	(582,778)

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2010	$1,686,351	$1,686,351

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

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the finite life of the underlying debt instrument. The unamortized amounts are included in other assets in the accompanying consolidated balance sheets. Early debt repayment results in expensing these costs.

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

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Revenue Recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company will recognize revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

•
Expected annual rate of quarterly dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option and similar instruments.

•
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, nonforfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, nonforfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Tax Provision

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the year ended December 31, 2011 or 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the years ended December 31, 2011 and 2010 as they were anti-dilutive:

	December 31, 2011	December 31, 2010
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200,000	200,000

Convertible notes issued on October 12, 2010	714,286	714,286

Warrants issued with the convertible notes	535,714	535,714

Total	1,450,000	1,450,000

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the consolidated financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its consolidated financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at December 31, 2011, a net loss and net cash used in operating activities for the year then ended, respectively. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and development of solar projects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate sufficient revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Related Party Transactions

Ground Lease with an Officer and Director

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

Strategic Planning and Debt/Equity Financing Brokerage Service from Millennium Power, Inc., an Entity Controlled by an Employee

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

The Company did not pay any amounts to Millenium Power under the Finder’s Agreement during the year ended December 31, 2011.

Note 5 – Deposits

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Upper Pittsgrove Township, New Jersey, consulting fees related to the development of the Upper Pittsgrove Township solar farm and payments to PJM related to the obtainment of queue positions to interconnect to the PJM interconnection grid with respect to the Upper Pittsgrove Township solar farm and other potential solar projects to be developed by the Company, such as the solar projects to be developed through the First Project Company and the Second Project Company.

Deposits were $133,644 and $701,091 at December 31, 2011 and 2010, respectively.

Note 6 – Construction in Progress

Construction in progress is the shift of costs from deposits of $0 and $341,700 at December 31, 2011 and 2010, respectively. These costs were incurred in obtaining the local zoning board approvals and other permits necessary for the construction of a solar farm on its leased property in Upper Pittsgrove Township, New Jersey. On July 15, 2010, Atlantic received final site plan approval for the development of a solar farm on the 90-acre “eastern site” of the property it leases in Upper Pittsgrove Township. On May 10, 2011, Atlantic’s appeal of the Upper Pittsgrove Township Board’s denial of a use variance for the development of a solar farm on Atlantic’s 422-acre “western site” in Upper Pittsgrove Township was denied. Shortly thereafter, the Company decided not to pursue the development of the “western site.” As a result, the Company determined to expense construction in progress as of December 31, 2011 relating to the development of the leased ”western site” in Upper Pittsgrove Township.

Note 7 – Notes Payable

Note Payable – Whalehaven

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven Capital Fund Limited (“Whalehaven”), pursuant to which Whalehaven loaned the Company $250,000, evidenced by a promissory note which has a term of six months and accrues interest at a 6% per annum (the “Whalehaven Note”). In addition, pursuant to the terms of the Subscription Agreement, the Company issued to Whalehaven 300,000 shares of the Company’s common stock in reliance upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.

The fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The Company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. The discount is being amortized over the term of the Whalehaven Note of six months. For the year ended December 31, 2011, six months or $250,000 has been amortized and included in interest expense.

On August 4, 2011, the Whalehaven Note matured. From and after August 4, 2011, the Whalehaven Note accrues interest at a default rate of 8% annually. As of December 31, 2011, accrued and unpaid interest under the Whalehaven Note was $15,719.

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

As of December 31, 2011 and 2010, the outstanding balance related to this finance agreement was $0 and $1,210, respectively.

Notes payable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Note payable – Whalehaven, entered into on February 4, 2011 for a term of six (6) month maturing on August 4, 2011, with interest at 6% per annum with principal and interest through August 4, 2011 and a default rate of 8% annually until it is repaid in full.	$250,000	$-

Discount on note payable	(250,000)	(-)

Accumulated amortization of discount	250,000	-

	250,000	-

Note payable – insurance, with interest at 6% per annum with nine (9) monthly installment payments of $1,216.63, including interest. The first installment payment was due and made by the Company on June 6, 2010	-	1,210

Discount on note payable	(-)	(-)

Accumulated amortization of discount	-	-

	-	1,210

Total notes payable	250,000	1,210

Discount on note payable	(250,000)	(-)

Accumulated amortization of discount	250,000	-

	$250,000	$1,210

The Company recorded $265,725 inclusive of $250,000 amortization of the discount to the notes, $15,719 interest expense for note payable - Whalehaven and $6 interest expense for note payable – insurance for the year ended December 31, 2011. The Company recorded $275 interest expense for note payable – insurance for the year ended December 31, 2010.

Note 8 – Convertible Notes Payable

Convertible Notes Payable

On October 12, 2010, the Company entered into a Subscription Agreement with Alpha Capital Anstalt and Adventure Ventures LLC (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible notes in the aggregate principal amount of $500,000, which are convertible into shares of the Company’s common stock, and warrants to purchase 535,714 shares of common stock with an exercise price of $1.00 per share.

Convertible notes payable consisted of the following at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
Convertible notes payable, entered into on October 12, 2010 for a term of 18 month maturing on April 12, 2012, with interest at 8% per annum with principal and interest due on maturity.	$500,000	$500,000

Discount on note payable	(500,000)	(500,000)

Accumulated amortization of discount	402,778	45,776

	$402,778	$45,776

The Company recorded $357,002 and $45,776 amortization of the discount to the notes for the year ended December 31, 2011 and 2010, respectively. The Company recorded $48,877 interest expense on the convertible notes for the year ended December 31, 2011.

Conversion Feature

Each convertible note has a term of eighteen months and accrues interest at 8% per annum. The holder of the convertible note has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.70 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

Due to the fact that these convertible notes have full reset adjustments based upon the issuance of equity securities by the Company in the future, they are subject to derivative liability treatment under Section 815-40-15 of the Codification (formerly FASB Emerging Issues Task Force 07-5). The convertible notes have been measured at fair value using a lattice model at year end with gains and losses from the change in fair value of derivative liabilities recognized on the consolidated statements of operations.

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes of $500,000 and interest expense of $831,765.

The embedded derivative of the convertible notes was re-measured at December 31, 2011 and 2010 yielding a gain on change in fair value of the derivatives of $39,240 and $371,097, for the year ended December 31, 2011 and 2010, respectively. The derivative value of the convertible notes at December 31, 2011 and 2010 yielded a derivative liability at fair value of $921,428 and $960,668, respectively.

Derivative Warrants

Each of the warrants issued to the Subscribers has a term of five years from October 12, 2010 and was fully vested on the date of issuance. The warrants are exercisable at $1.00 per share. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at December 31, 2011 and 2010 yielding a loss on change in fair value of the derivative of $372,531, for the year ended December 31, 2011 and gain on change in fair value of the derivative of $211,681 for the year ended December 31, 2010. The derivative value of these warrants at December 31, 2011 and 2010 yielded a derivative liability at fair value of $1,098,214 and $725,683, respectively.

As of December 31, 2011 warrants to purchase 535,714 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through December 31, 2011:

	2010-2011 Warrant Activities				APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2009	-	-	-	$-	$-	$-

Issuances	535,714	-	535,714	(937,364)		-

Exercise of warrants	-	-	-	-	-	-

Exercise of warrants – Cashless	-	-	-	-	-	-

Total warrant exercised	-	-	-	-	-	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-		211,681	-	(211,681)

Derivative warrant at December 31, 2010	535,714	-	535,714	(725,683)	-	(211,681)

Exercise of warrants	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-		(372,531)	-	372,531

Derivative warrant at December 31, 2011	535,714	-	535,714	(1,098,214)	-	160,850

Note 9 – Stockholders’ Deficit

Shares Authorized

Upon formation the total number of shares of all classes of stock which the Company is authorized to issue is One Billion and Twenty Million (1,020,000,000) shares of which Twenty Million (20,000,000) shares shall be Preferred Stock, par value $0.000001 per share , and One Billion (1,000,000,000) shares shall be Common Stock, par value $0.000001 per share.

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

Stock Options

The Company estimated the fair value of each option granted, estimated on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 31, 2010

Risk-free interest rate	3.00%

Dividend yield	0.00%

Expected volatility	100%

Expected option life (years)	5.00

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

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant. For the year ended December 31, 2011, the Company recorded stock-based compensation of $3,151 for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through December 31, 2011:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---

Granted	220,000		$0.25		$0.25	5		$41,602

Cancelled	(20,000)	$	---	$	---			$(3,782)

Balance, December 31, 2010	200,000		$0.25		0.25	4.10		$37,820

Granted	-

Cancelled	-

Vested and Exercisable December 31, 2011	200,000		$0.25		$0.25	3.10		$37,820

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	200,000	3.10	$0.25	200,000	3.10	$0.25

At December 31, 2011, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

Note 10 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of December 31, 2011, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 11 – Income Taxes

Deferred Tax Assets

At December 31, 2011, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $4,086,774 that may be offset against future taxable income through 2031.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $1,389,503 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $1,389,503.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $752,283 and $618,891 for the year ended December 31, 2011 and 2010, respectively.

Components of deferred tax assets at December 31, 2011 and 2010 are as follows:

	December 31, 2011	December 31, 2010
Net deferred tax assets – non-current:

Expected income tax benefit from NOL carry-forwards	1,389,503	637,220

Less valuation allowance	(1,389,503)	(637,220)

Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Consolidated Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2011	For the Year Ended December 31, 2010

Federal statutory income tax rate	34.0%	34.0%

Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%

Effective income tax rate	0.0%	0.0%

Note 12 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Material Definitive Agreement

On February 27, 2012, Atlantic Green Power Holding Company (the “Company”) entered into a Subscription Agreement (the “Subscription Agreement”) with certain accredited investors (the “Subscribers”), pursuant to which the Subscribers collectively loaned the amount of $60,000 to the Company, evidenced by promissory notes (each a “Note” and collectively the “Notes”) which mature on May 26, 2012 and accrue interest at a rate of six percent (6%) annually.

Simultaneously with the closing of the transactions described in the Subscription Agreement and as contemplated by the Company and the Subscribers, the Company entered into (i) an Assignment of Mineral Lease with Gerald Short, Carolyn Short and Charles H. Merchant, Sr., (ii) a Southern Real Estate Sales Contract with John Hancock Life Insurance Company (U.S.A.) and (iii) a Real Estate Sales Contract with David E. Riley (each a “Real Estate Contract” and collectively, the “Real Estate Contracts”), pursuant to which the Company will acquire certain real property located in the state of Alabama (the “Land Purchase”).  The Company applied the proceeds received from the Subscribers toward the required deposits under each of the Real Estate Contracts.