Form 10-Q
period 2012-03-31
SOUTHERN USA RESOURCES INC.
filed 2012-05-15
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______.

Commission file number 333-143352

SOUTHERN USA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3757709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

527 Mountain View Rd, Ashland, AL 36251
(Address of principal executive offices, including zip code)

(256) 403-6697
(Registrant’s telephone number, including area code)

Atlantic Green Power Holding Company
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
Yes ☐                 No ☒

As of May 11, 2012, there were 29,043,528 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	F-2

	Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period from September 17, 2009 (Inception) through March 31, 2012 (Unaudited)	F-3

	Consolidated Statement of Stockholders’ Equity for the Period from September 17, 2009 (Inception) through March 31, 2012 (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from September 17, 2009 (Inception) through March 31, 2012 (Unaudited)	F-5

	Notes to the Consolidated Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 4.	Controls and Procedures	3

PART II	OTHER INFORMATION

Item 6.	Exhibits	4

Signatures		5

Exhibits

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

PART I.  FINANCIAL INFORMATION

Item 1.       Financial Statements

Southern USA Resources, Inc.

 (Formerly Atlantic Green Power Holding Company)

March 31, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at March 31, 2012 (Unaudited) and December 31,2011	F-2

Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, and for the Period from September 17, 2009 (inception) through March 31, 2012 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Equity (Deficit) for the Period from September 17, 2009 (inception) through March 31, 2012 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Three Months Ended March 31,2012 and 2011, for the Period from September 17, 2009 (inception) through March 31, 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6

Southern USA Resources Inc.
(Formerly Atlantic Green Power Holding Company)
(A Development Stage Company)
Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$12,024	$44,517
Prepaid expenses and other current assets	21,982	13,648

Total Current Assets	34,006	58,165

Deposits	174,254	133,644

Total Assets	$208,260	$191,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilites	$157,165	$87,654
Notes payable	310,000	250,000
Convertible notes payable, net of debt discount	486,112	402,778
Derivative liability - convertible notes payable	-	921,428
Derivative liability - warrants	-	1,098,214

Total Current Liabilities	953,277	2,760,074

Total Liabilities	953,277	2,760,074

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.000001 par value: 20,000,000 shares authorized;
none issued or outstanding	-	-
Common stock at $0.000001 par value: 250,000,000 shares authorized;
43,528 shares issued and outstanding at March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,518,508	1,518,508
Deficit accumulated during the development stage	(2,263,526)	(4,086,774)

Total Stockholders' Deficit	(745,017)	(2,568,265)

Total Liabilities and Stockholders' Deficit	$208,260	$191,809

See accompanying notes to the consolidated financial statements.

Southern USA Resources Inc.
(Formerly Atlantic Green Power Holding Company)
(A Development Stage Company)
Consolidated Statements of Operations

			For the Period from
	For the Three	For the Three	September 17, 2009
	Months Ended	Months Ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

NET REVENUES	$-	$-	$-

OPERATING EXPENSES:
Professional fees	60,198	44,581	398,813
Compensation	17,131	55,111	404,033
General and administrative	20,483	44,520	365,430
Expense of project development costs	-	-	43,998
Write-off of western site investment	-	-	741,147

Total operating expenses	97,812	144,212	1,953,421

LOSS FROM OPERATIONS	(97,812)	(144,212)	(1,953,421)

OTHER (INCOME) EXPENSE:
Interest income	(3)	(367)	(6,135)
Interest expense - other	15,252	2,506	80,129
Interest expense - discount on notes	83,333	148,089	2,505,240
Change in fair value of derivative liabilities	(2,019,642)	24,650	(2,269,129)

Total other (income) expense	(1,921,060)	174,878	310,105

INCOME (LOSS) BEFORE INCOME TAXES	1,823,248	(319,090)	(2,263,526)

INCOME TAX PROVISION	-	-	-

NET (INCOME) LOSS	$1,823,248	$(319,090)	$(2,263,526)

NET INCOME (LOSS) PER COMMON SHARE
- BASIC AND DILUTED:	$41.89	$(7.35)

Weighted common shares outstanding
- basic and diluted	43,528	43,415

See accompanying notes to the consolidated financial statements.

Southern USA Resources Inc.
(Formerly Atlantic Green Power Holding Company)
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Period from September 17, 2009 (Inception) through March 31, 2012
(Unaudited)

				Deficit
	Common Stock, $0.000001 Par Value		Additional	Accumulated	Total
	Number of		Paid-in	during the	Stockholders'
	Shares	Amount	Capital	Development Stage	Equity (Deficit)

Balance, September 17, 2009 (inception)	38,100	$1	$1,476,578	$-	$1,476,579

Reverse acquisition adjustment	5,101	-	(289,890)		(289,890)

Net loss				(53,910)	(53,910)

Balance, December 31, 2009	43,201	1	1,186,688	(53,910)	1,132,779

Common stock issued for services	28	-	44,000		44,000

Stock options issued for future employees services			37,820		37,820

Stock options issued for future employees services			(37,820)		(37,820)

Amortization of deferred compensation			34,669		34,669

Net loss				(1,820,265)	(1,820,265)

Balance, December 31, 2010	43,228	1	1,265,357	(1,874,175)	(608,817)

Common stock issued with convertible notes	300	-	250,000		250,000

Amortization of deferred compensation			3,151		3,151

Net loss				(2,212,599)	(2,212,599)

Balance, December 31, 2011	43,528	1	1,518,508	(4,086,774)	(2,568,265)

Net income, three months ended March 31, 2012				1,823,248	1,823,248

Balance, March 31, 2012	43,528	$1	$1,518,508	$(2,263,526)	$(745,017)

See accompanying notes to the consolidated financial statements.

Southern USA Resources Inc.
(Formerly Atlantic Green Power Holding Company)
(A Development Stage Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Three	For the Three	September 17, 2009
	Months Ended	Months Ended	(inception) through
	March 31, 2012	March 31, 2011	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,823,248	$(319,090)	$(2,263,526)

Adjustments to reconcile net income (loss) to net cash used in operating activities
Write-off of western site investment	-	-	741,147
Stock based compensation	-	3,151	83,820
Amortization of debt discount	83,333	148,089	736,111
Derivative liability recognized as interest expense	-	-	1,769,129
Change in fair value of derivative liabilities	(2,019,642)	24,650	(2,269,129)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,333)	7,616	(21,981)
Accounts payable and accrued liabilities	69,511	1,468	157,170

NET CASH USED IN OPERATING ACTIVITIES	(51,883)	(134,116)	(1,067,259)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	(40,610)	(28,811)	(741,701)
Proceeds from sale of investment projects	-	-	168,000
Construction in progress	-	(22,225)	(341,700)

NET CASH USED IN INVESTING ACTIVITIES	(40,610)	(51,036)	(915,401)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	60,000	250,000	320,681
Repayment of note payable	-	(1,210)	(10,681)
Proceeds from convertible notes	-	-	500,000
Proceeds from sale of common stock	-	-	1,184,684

NET CASH PROVIDED BY FINANCING ACTIVITIES	60,000	248,790	1,994,684

NET CHANGE IN CASH	(32,493)	63,638	12,024

Cash at beginning of period	44,517	135,325	-

Cash at end of period	$12,024	$198,963	$12,024

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$269
Income tax paid	$-	$-	$2,204

See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
 (Formerly Atlantic Green Power Holding Company)
(A Development Stage Company)
March 31, 2012 and 2011
Notes to the Consolidated Financial Statements
(Unaudited)

Note 1 - Organization and Operations

Southern USA Resources, Inc. (formerly Atlantic Green Power Holding Company, Lodestar Mining, Incorporated)

Southern USA Resources, Inc. (the “Company”) was incorporated as “Lodestar Mining, Incorporated” on October 31, 2006 under the laws of the State of Delaware.

On February 4, 2010, the Company changed its name to Atlantic Green Power Holding Company.

On April 23, 2012, the Company changed its name to Southern USA Resources, Inc.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation- Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2011 and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2012.

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

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2012 and December 31, 2011.

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

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative warrant liability and derivative feature of convertible notes at every reporting period and recognizes gains or losses in the consolidated statements of operations are attributable to the change in the fair value of the derivatives.

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets as follows:

March 31, 2012		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$-	$-	$-	$-	$-

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2012:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$2,019,642	$2,019,642

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized)
included in net loss	(2,019,642)	(2,019,642)

Transfers in and/or out of Level 3	-	-

Balance, March 31, 2012	$-	$-

December 31, 2011		Fair Value Measurement Using

	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,019,642	$-	$-	$2,019,642	$2,019,642

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$1,686,351	$1,686,351

Purchases, issuances and settlements

Total gains or losses (realized/unrealized)
included in net loss	333,291	333,291

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$2,019,642	$2,019,642

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the Codification for its long-lived assets. The Company’s long-lived assets, which include deposits are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:

•
Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding.  Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.

•
Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model.  The ranges of assumptions for inputs are as follows:


Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments.  The Company uses historical data to estimate holder’s expected exercise behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a newly formed corporation.


Expected volatility of the entity’s shares and the method used to estimate it.  Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the three months ended March 31, 2012 or 2011.

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

The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the three months ended March 31, 2012 and 2011 as they were anti-dilutive:

	March 31, 2012	March 31, 2011
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200,000	200,000

Convertible notes issued on October 12, 2010	714,286	714,286

Warrants issued with the convertible notes	535,714	535,714

Total	1,450,000	1,450,000

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

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during the development stage at March 31, 2012, and net cash used in operating activities for the three months then ended, respectively. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings and/or strategic partnerships to fund its continuing operations and development of solar projects. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Note 4 – Deposits

Deposits reflect the costs incurred by the Company to obtain the local zoning board approvals and other permits necessary for the construction of a solar farm on property leased by Atlantic in Upper Pittsgrove Township, New Jersey, consulting fees related to the development of the Upper Pittsgrove Township solar farm, deposits on Real Estate Contracts and payments to PJM related to the obtainment of queue positions to interconnect to the PJM interconnection grid with respect to the Upper Pittsgrove Township solar farm and other potential solar projects to be developed by the Company, such as the solar projects to be developed through the First Project Company and the Second Project Company.

On February 27, 2012 the Company entered into (i) an Assignment of Mineral Lease with Gerald Short, Carolyn Short and Charles H. Merchant, Sr., (ii) a Southern Real Estate Sales Contract with John Hancock Life Insurance Company (U.S.A.) and (iii) a Real Estate Sales Contract with David E. Riley (each a “Real Estate Contract” and collectively, the “Real Estate Contracts”), pursuant to which the Company will acquire certain real property located in the state of Alabama (the “Land Purchase”).  The Company applied the proceeds received from a Note entered into on February 27, 2012 toward the required deposits under each of the Real Estate Contracts.

Based on the transaction described above, the Company expects to change the direction of its business. Since February 3, 2010, the Company has engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic Green Power Corporation (“Atlantic Green Power”). In anticipation of closing the Land Purchase, the Company expects to change its business strategy to the exploitation of potential mineral mining rights with respect to the properties to be acquired under the Real Estate Contracts.

Note 5 – Notes Payable

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

The fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The Company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. The discount is being amortized over the term of the Whalehaven Note of six months. For the year ended December 31, 2011 $250,000 had been amortized and included in interest expense.

On August 4, 2011, the Whalehaven Note matured. From and after August 4, 2011, the Whalehaven Note accrues interest at a default rate of 8% annually.

As of March 31, 2012, accrued and unpaid interest under the Whalehaven Note was $20,692.

Notes Payable

On February 27, 2012, the Company entered into a Subscription Agreement with certain accredited investors (the “Subscribers”), pursuant to which the Subscribers collectively loaned $60,000 to the Company, evidenced by promissory notes (the “Notes”) which mature on May 26, 2012 and accrue interest at a rate of six percent (6%) annually

As of March 31, 2012, accrued and unpaid interest under the Notes was $334.

Notes payable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Note payable – Whalehaven, entered into on February 4, 2011 for a term of six (6) months maturing on August 4, 2011, with interest at 6% per annum with principal and interest through August 4, 2011 and a default rate of 8% annually until repaid in full.	$250,000	$250,000

Discount on note payable	(250,000)	(250,000)

Accumulated amortization of discount	250,000	250,000

	250,000	250,000

Notes payable – Entered into on February 27, 2012 for a term of three (3) months maturing on May 26, 2012, with interest at 6% per annum.	60,000	-

Discount on note payable	(-)	(-)

Accumulated amortization of discount	-	-

	60,000	-

Total notes payable	310,000	-

Discount on note payable	(250,000)	(-)

Accumulated amortization of discount	250,000	-

	$310,000	$250,000

The Company recorded $5,307 inclusive of  $4,973 interest expense for note payable - Whalehaven and $334 interest expense for the other notes payable for the three months ended March 31, 2012. The Company recorded $85,839 inclusive of  $83,333 amortization of the discount to the notes, $2,500 interest expense for note payable - Whalehaven and $6 in other interest expense for the three months ended March 31, 2011.

Note 6 – Convertible Notes Payable

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

Convertible notes payable consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Convertible notes payable, entered into on October 12, 2010 for a term of 18 month maturing on April 12, 2012, with interest at 8% per annum with principal and interest due on maturity. The notes are currently in default.	$500,000	$500,000

Discount on note payable	(500,000)	(500,000)

Accumulated amortization of discount	486,112	402,778

	$486,112	$402,778

The Company recorded $83,333 and $64,756 amortization of the discount to the notes for the three months ended March 31, 2012 and 2011, respectively. The Company recorded $9,945 and $0 interest expense on the convertible notes for the three months ended March 31, 2012 and 2011, respectively.

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

The embedded derivative of the convertible notes was re-measured at March 31, 2012 and March 31, 2011 yielding a gain on change in fair value of the derivatives of $921,428 and a loss of $(11,184), for the three months ended March 31, 2012 and 2011, respectively. The derivative value of the convertible notes at March 31, 2012 and December 31, 2011 yielded a derivative liability at fair value of $0 and $921,428, respectively.

Derivative Warrants

Each of the warrants issued to the Subscribers has a term of five years from October 12, 2010 and was fully vested on the date of issuance. The warrants are exercisable at $1.00 per share. The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at March 31, 2012 and March 31, 2011 yielding a gain on change in fair value of the derivative of $1,098,214, for the three months ended March 31, 2012 and a loss on change in fair value of the derivative of $(13,466) for the three months ended March 31, 2011. The derivative value of these warrants at March 31, 2012 and December 31, 2011 yielded a derivative liability at fair value of $0 and $1,098,214, respectively.

As of March 31, 2012 warrants to purchase 535,714 shares of Company common stock remain outstanding.

The table below summarizes the Company’s derivative warrant activity through March 31, 2012:

	2010-2012 Warrant Activities
					APIC	(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2009	-	-	-	$-	$-	$-

Issuances	535,714	-	535,714	(937,364)		-

Exercise of warrants	-	-	-	-	-	-

Exercise of warrants – Cashless	-	-	-	-	-	-

Total warrant exercised	-	-	-	-	-	-

Extinguishment of warrant liability resulting from waiver of anti-dilution	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-		211,681	-	(211,681)

Derivative warrant at December 31, 2010	535,714	-	535,714	(725,683)	-	(211,681)

Exercise of warrants	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-		(372,531)	-	372,531

Derivative warrant at December 31, 2011	535,714	-	535,714	(1,098,214)	-	160,850

Exercise of warrants	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-	-	1,098,214	-	1,098,214

Derivative warrant at March 31, 2012	535,714	-	535,714	-	-	-

Note 7 – Related Party Transactions

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

The Company did not pay any amounts to Millenium Power under the Finder’s Agreement during the interim period ended March 31, 2012 or 2011.

Note 8 - Commitments and Contingencies

Litigations, Claims and Assessments

The Company may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise that may harm its business. The Company is currently not aware of any such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results.

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

On March 30, 2012, the stockholders of the Company approved by written consent (i) a 1,000-for-1 reverse stock split with respect to the Company’s common stock (the “Reverse Stock Split”), (ii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the amount of authorized capital stock to 270,000,000 shares, consisting of 250,000,000 shares of common stock, par value $.000001 per share, and 20,000,000 shares of preferred stock, par value $.000001 per share, notwithstanding the effect of the Reverse Stock Split, and (iii) an amendment to the Company’s Amended and Restated Certificate of Incorporation to change the Company’s name to “Southern USA Resources Inc.”

The stockholders’ equity section has been retrospectively restated to reflect the 1,000 for 1 reverse stock split.

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

The aggregate fair value of the nonqualified stock options granted in February and March 2010 under the Incentive Plan using the Black-Scholes Option Pricing Model was $41,602 at the dates of grant. For the three months ended March 31, 2012 and March 31, 2011, the Company recorded stock-based compensation of $0 and $3,151, respectively for shares vested.

The table below summarizes the Company’s Incentive Plan stock option activities through March 31, 2012:

	Number of Option Shares	Exercise Price Range Per Share		Weighted Average Exercise Price		Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, January 1, 2010	---	$	---	$	---		$	---

Granted	220,000		$0.25		$0.25	5		$41,602

Cancelled	(20,000)	$	---	$	---			$(3,782)

Balance, December 31, 2010	200,000		$0.25		0.25	4.10		$37,820

Granted	-

Cancelled	-

Balance, December 31, 2011	200,000		$0.25		$0.25	3.10		$37,820

Granted	-

Cancelled	-

Vested and Exercisable March 31, 2012	200,000		$0.25		$0.25	2.85		$37,820

The following table summarizes information concerning outstanding and exercisable stock options as of March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$0.25	200,000	2.85	$0.25	200,000	2.85	$0.25

At March 31, 2012, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

Note 10 – Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of March 31, 2012, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

Note 11 – Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the consolidated financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follow.

Amendments to Articles of Incorporation or Bylaws

Effective April 23, 2012, Atlantic Green Power Holding Company (the “Company”) effectuated a 1,000-to-1 reverse stock split with respect to its outstanding shares of common stock, par value $.000001 per share (the “Reverse Stock Split”), and amended and restated its certificate of incorporation to (i) change its corporate name to “Southern USA Resources Inc.,” (ii) change the number of authorized shares of capital stock to 270,000,000, consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock, and (iii) provide that the par value per share, the amount of stated capital of the Company and the amount of paid-in surplus of the Company will not be increased or decreased due to the Reverse Stock Split. Prior to the Reverse Stock Split, there were 43,527,248 shares of the Company’s common stock outstanding, and after the Reverse Stock Split, there were 43,528 shares of the Company’s common stock outstanding.

Now that the Reverse Stock Split has been effectuated, the Company will move forward with the distribution of all of the outstanding shares of common stock of Atlantic Green Power Corporation, the Company’s wholly-owned subsidiary, to the Company’s stockholders (the “Distribution”) and plans to move forward with the closing of the Southern Real Estate Sales Contract between the Company and John Hancock Life Insurance Company (U.S.A.) and the Real Estate Sales Contract between the Company and David E. Riley, pursuant to which the Company will acquire certain real property located in the state of Alabama.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On April 25, 2012, Charles Merchant, Sr. was appointed a director of the Company. On April 26, 2012, Mr. Merchant was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.

On April 27, 2012, the Company entered into an employment agreement with Mr. Merchant. The term of the Employment Agreement is one year renewable automatically for an additional year unless either party provide a 30-day advance written notice of non-renewal. Mr. Merchant will be paid an annual salary of $91,000.

On April 26, 2012, Messrs. Robert Demos, Jr., R. Scott Byrne and Edward Stella, Jr. resigned as directors of the Company. Resignations of Messrs. Demos, Byrne and Stella were not the result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 26, 2012, Mr. Demos resigned as President and CEO of the Company, Mr. Byrne resigned as COO and Secretary, and Mr. Stella resigned as Vice President of Project Development. Frank D’Agostino, Jr. resigned as Chief Financial Officer and Director of Business Development.

Entry Into a Material Definitive Agreement

Notes Offering

On April 27, 2012 (the “Closing Date”), Southern USA Resources, Inc., a Delaware corporation (the “Company”), entered into and consummated the sale to certain accredited investors pursuant to the Subscription Agreement (the “Subscription Agreement”) of Secured Convertible Promissory Notes due April 27, 2014 (the “Notes”) in the aggregate principal amount of $1,920,000.

The Notes were issued at an original issue discount of 20% and bear no additional interest. The Notes are convertible into shares of the Company’s common stock, par value $.000001 per share (“Common Stock”), at a conversion price of $0.25 per share. The conversion price is subject to adjustment for certain events, including the dividends, distributions or split of Common Stock, the Company’s consolidation, merger or reorganization, or in the event of the Company’s issuance of securities at a price lower than the per share conversion price then in effect.
The Company's obligations under the Subscription Agreement and the Notes are secured by all assets of the Company pursuant to a Security Agreement, dated as of April 27, 2012.

Registration Rights

Under the Subscription Agreement, the Company agreed to file a registration statement within 60 days after receipt of a written demand from the investors representing not less than 50% of the shares issuable upon conversion of the Notes (the “Conversion Shares”), and to have it declared effective within 120 days after its filing. The Company is not obligated to file such registration statement before June 18, 2012 and the total number of the demand registration statements that the Company is obligated to file is limited to one. The Company also granted to the investors unlimited piggy-back registration rights for their Conversion Shares if the Company proposes to register any of its securities under the Securities Act of 1933, as amended (the “Act”), except with respect to registration statements on Forms S-4 and S-8.

The Company will incur liquidated damages if it fails to file the registration statement or have it declared effective within a required period of time or fails to respond to the comments of the U.S. Securities and Exchange Commission within 15 business days after their receipt.

Right of First Refusal and MFN Provisions

Pursuant to the Subscription Agreement, the investors will be entitled to a right of first refusal, which will be valid for two years after the Closing Date, with respect to certain proposed sales of the Company’s securities.

The Company also agreed that if at any time while the Notes are outstanding, the Company issues its securities at a price which is less than the conversion price of the Notes, then the conversion price shall be reduced to such other lower price.

Equipment Contribution Agreement

On April 27, 2012, the Company entered into and consummated transactions pursuant to the Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment to the Company in consideration of the issuance of 29,000,000 shares of Common Stock.

Completion of Acquisition or Disposition of Assets

On April 27, 2012, the Company consummated acquisition of two real estate properties of approximately 52 acres located in the Clay County, Alabama. The acquisition is part of the Company’s new business strategy of exploitation of mineral mining rights with respect to the acquired properties.

Material Modification to Rights of Security Holders

On April 27, 2012, in connection with the closing of the Notes offering, the Company entered into the Third Consent and Waiver Agreement with several accredited investors, which are the holders of the notes and warrants previously issued by the Company (the “Existing Noteholders”) whereby the Existing Noteholders among others waived their right of first refusal and consented to creation of a security interest in the Company’s assets in connection with the issuance of the Notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company was incorporated in the state of Delaware on October 31, 2006 under the name “Lodestar Mining, Incorporated.” From its inception until January 28, 2010, the Company was an exploration stage company with plans to search for mineral deposits or reserves.

On February 3, 2010, the Company acquired all of the issued and outstanding shares of common stock of Atlantic Green Power Corporation (“Atlantic”) pursuant to the Share Exchange, and Atlantic became a wholly-owned subsidiary of the Company.  The Company issued an aggregate of 38,099,250 shares of common stock to the former shareholders of Atlantic, and the Company changed its corporate name to “Atlantic Green Power Holding Company.”  As a result of the Share Exchange, the Company ceased its prior operations and commenced the operation of Atlantic as its sole line of business.  Atlantic is a renewable energy company primarily focused on the location and development of utility-scale solar energy generation projects in the Mid-Atlantic United States, with a particular focus on the development of solar projects in southern New Jersey.

On February 27, 2012, the Company entered into (i) an Assignment of Mineral Lease with Gerald Short, Carolyn Short and Charles H. Merchant, Sr., (ii) a Southern Real Estate Sales Contract with John Hancock Life Insurance Company (U.S.A.) and (iii) a Real Estate Sales Contract with David E. Riley (each a “Real Estate Contract” and collectively, the “Real Estate Contracts”), whereby the Company agreed to acquire certain real property located in the state of Alabama (the “Land Purchase”).  The Land Purchased was closed on April 27, 2012. Following the foregoing transactions, the Company changed the direction of its business.  Since February 3, 2010, the Company has engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic.  Following the closing of the Land Purchase, the Company changed its business strategy to the exploitation of mineral mining rights with respect to the acquired real estate properties. The Company is currently in the process of distributing all of the issued and outstanding shares of Atlantic’s common stock to the holders of the Company’s common stock.

Effective April 23, 2012, the Company effectuated a 1,000-to-1  reverse stock split with respect to its outstanding shares of common stock, par value $.000001 per share (the “Reverse Stock Split”), and amended and restated its certificate of incorporation to (i) change its corporate name to “Southern USA Resources Inc.,”  (ii) change the number of authorized shares of capital stock to 270,000,000, consisting of 250,000,000 shares of common stock and 20,000,000 shares of preferred stock, and (iii) provide that the par value per share, the amount of stated capital of the Company and the amount of paid-in surplus of the Company will not be increased or decreased due to the Reverse Stock Split.

On April 27, 2012, to finance the Land Purchase the Company consummated a private placement to accredited investors of Secured Convertible Promissory Notes due April 27, 2014 in the aggregate principal amount of $1,920,000 that were issued at an original issue discount of 20% and bear no additional interest.

Concurrently with the closing of the debt financing, the Company entered into and consummated transactions pursuant to the Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment to the Company in consideration of the issuance of 29,000,000 shares of Common Stock.

Results of Operations

	For the Three Months Ended March 31,		September 17, 2009 (inception) through March 31,
	2012	2011	2012
Net revenues	$-	$-	$-
Operating expenses	$97,812	$144,212	$1,953,421
Loss from operations	$(97,812)	$(144,212)	$(1,953,421)
Other income (expense)	$1,921,060	$(174,878)	$310,105
Net income (loss)	$1,823,248	$(319,090)	$(2,263,526)
Income (loss) per common share – basic and diluted	$41.89	$(7.35)	$-

For the Three Months Ended March 31, 2012 and 2011

Revenue

We did not have any revenues for the three months ended March 31, 2012 and 2011.

Operating  Expenses

Total operating expenses for the three months ended March 31, 2012 were $97,812, which consisted of $60,198 in professional fees, $17,131 in compensation and $20,483 in general and administrative expenses, as compared to total operating expenses of $144,212 for the three months ended March 31, 2011, which consisted of $44,581 in professional fees, $55,111 in compensation and $44,520 in general and administrative expenses.

Income (Loss) from Operations

Loss from operations for the three months ended March 31, 2012 was $(97,812), as compared to loss from operations for the three months ended March 31, 2011 of $(144,212). The decrease in loss from operations was primarily attributable to the changes in operating expenses as detailed above.

Other Income (Expense)

Net other income (expense) for the three months ended March 31, 2012 were $1,921,060, which consisted of $3 in interest income, $(15,252) in interest expense, $(83,333) in interest expense related to amortization of discount on notes and $2,019,642 of income related to the change in fair value of derivative liabilities, as compared to net other income (expense) of $(174,878) for the three months ended March 31, 2011, which consisted of $367 in interest income, $(2,506) in interest expense, $(148,089) in interest expense related to amortization of discount on notes and $(24,650) expense related to the change in fair value of derivative liabilities.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2012 was $1,823,248, as compared to net income (loss) for the three months ended March 31, 2011 of $(319,090). The change in net income (loss) was primarily attributable to the $2,019,642 of income recorded during the three months ended March 31, 2012 related to the change in fair value of derivative liabilities.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Current Assets	$34,006	$58,165
Current Liabilities	$953,277	$2,760,074
Working Capital Deficit	$(919,271)	$(2,701,909)

At March 31, 2012 we had a working capital deficit of $(919,271), as compared to a working capital deficit of $(2,701,909), at December 31, 2011, a decrease of $1,782,638. The decrease is primarily related to a decrease in the fair market value of derivative liabilities offset by an increase in notes payable.

For the Three Months Ended March 31, 2012 and March 31, 2011

Net cash used in operating activities for the three months ended March 31, 2012 and three months ended March 31, 2011 was $(51,883) and $(134,116), respectively. The net income (loss) for the three months ended March 31, 2012 and three months ended March 31, 2011 was $1,823,248 and $(319,090), respectively. Cash used in operating activities for the three months ended March 31, 2012 consisted approximately of $18,900 for legal and professional fees, $17,100 for compensation and $15,200 in general and administrative expenses as compared to approximately  $34,900 for legal and professional fees, $59,500 for compensation and $37,000 in general and administrative expenses for the three months ended March 31, 2011.

Net cash used through all investing activities for the three months ended March 31, 2012 and three months ended March 31, 2011, was $(40,610) and $(51,036), respectively. Cash used through investing activities for the three months ended March 31, 2012 and three months ended March 31, 2011 consisted of deposits on real estate contracts and land development costs incurred during the periods.

Net cash obtained through all financing activities for the three months ended March 31, 2012 and three months ended March 31, 2011, was $60,000 and $248,790, respectively. Cash obtained through financing activities for the three months ended March 31, 2012 consisted of net proceeds from short-term notes entered into during the period. Cash obtained through financing activities for the three months ended March 31, 2011 consisted of net proceeds from short-term notes entered into during the period.

On the Company’s Annual Report on Form 10-K, filed on March 30, 2012, our auditors have expressed their substantial doubt about our ability to continue as a going concern.  Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by equity or debt financing and/or related party advances; however there is no assurance of additional funding being available.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this quarterly report on Form 10-Q, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer, who concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that:  (i) information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed in reports that filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC’s rules and forms.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 6.	Exhibits

(a) The following exhibits are filed herewith:

31.1
Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern USA Resources Inc. Registrant

Date: May 11, 2012	By:	/s/ Charles H. Merchant, Sr.
Charles H. Merchant, Sr.
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)