Form 10-Q
period 2012-06-30
SOUTHERN USA RESOURCES INC.
filed 2012-08-20
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012.

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
Yes ☐                 No ☒

As of August 16, 2012, there were 29,043,527 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

SOUTHERN USA RESOURCES INC.
(Formerly Atlantic Green Power Holding Company)
(An Exploration Stage Company)

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	F-1

	Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011 and for the Period from April 27, 2012 (Inception) through June 30, 2012 (Unaudited)	F-2

	Consolidated Statement of Stockholders’ Equity for the Period from April 27, 2012 (Inception) through June 30, 2012 (Unaudited)	F-3

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2012 and 2011 and for the Period from April 27, 2012 (Inception) through June 30, 2012 (Unaudited)	F-4

	Notes to the Consolidated Financial Statements (Unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 4.	Controls and Procedures	7

PART II	OTHER INFORMATION

Item 6.	Exhibits	8

Signatures		9

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Southern USA Resources, Inc.

(Formerly Atlantic Green Power Holding Company)

June 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at June 30, 2012 (Unaudited) and December 31,2011	F-1

Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2012 and 2011 and for the Period from April 27, 2012 (Exploration) through June 30, 2012 (Unaudited)	F-2

Consolidated Statement of Stockholders’ Equity for the Interim Period Ended June 30, 2012 and for the Period from April 27, 2012 (Exploration) through June 30, 2012 (Unaudited)	F-3

Consolidated Statements of Cash Flows for the Six Months Ended June 30,2012 and 2011 and for the Period from April 27, 2012 (Exploration) through June 30, 2012 (Unaudited)	F-4

Notes to the Consolidated Financial Statements (Unaudited)	F-5

 Southern USA Resources, Inc.
 (Formerly Atlantic Green Power Holding Company)
 ( An Exploration Stage Company)
 Consolidated Balance Sheets

	June 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$3,302	$-
Restricted cash	522,025	-
Prepaid expenses and other current assets	44,180	-
Assets of discontinued operations	-	58,165

Total Current Assets	569,507	58,165

Debt issuance costs	40,640	-
Property and equipment, net	1,025,074	-
Assets of discontinued operations	-	133,644

Total Assets	$1,635,221	$191,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$144,739	$-
Notes payable	250,000	250,000
Convertible notes payable, net of discount	500,000	402,778
Derivative liability - convertible notes payable	128,797	921,428
Derivative liability - warrants	298,313	1,098,214
Liabilities of discontinued operations	-	87,654

Total Current Liabilities	1,321,849	2,760,074

Secured convertible promissory notes, net of discount	1,434,072	-

Total Liabilities	2,755,921	2,760,074

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.000001 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-

Common stock: $0.000001 par value; 250,000,000 shares authorized;
29,043,528 and 43,528 shares issued and outstanding, respectively	29	1
Additional paid-in capital	8,768,480	1,518,508
Accumulated deficit	(4,363,970)	(4,086,774)
Deficit accumulated during the exploration stage	(5,525,239)	-

Total stockholders' deficit	(1,120,700)	(2,568,265)

Total Liabilities and Stockholders' Deficit	$1,635,221	$191,809

 See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
Consolidated Statements of Operations

					For the Period from
	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended	(Exploration) April 27, 2012 through
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-	$-	$-

Cost of revenues
Exploration costs	109,077	-	109,077	-	109,077

Total cost of revenues	109,077	-	109,077	-	109,077

Gross profit	(109,077)	-	(109,077)	-	(109,077)

Operating Expenses
Compensation - Officer	6,978,414	-	6,978,414	-	6,978,414
General and administrative	64,763	-	64,763	-	64,763

Total operating expenses	7,043,177	-	7,043,177	-	7,043,177

Loss from continuing operations	(7,152,254)	-	(7,152,254)	-	(7,152,254)
		-		-
Other (Income) Expenses
Interest income	(2)	-	(5)	-	(5)
Interest expense	15,116	-	30,369	-	30,369
Interest expense - discount on notes	42,313		125,646		125,646
Change in fair value of derivative liabilities	236,614	-	(1,783,025)	-	(1,783,025)

Total other (income) expense	294,041	-	(1,627,015)	-	(1,627,015)

Loss from continuing operations before Income Tax Provision	(7,446,295)	-	(5,525,239)	-	(5,525,239)

Income tax provision	-	-	-	-	-

Net loss from continuing operations	(7,446,295)	-	(5,525,239)	-	(5,525,239)

Discontinued operations
Loss from operations of discontinued operations, net of tax	(29,785)	(1,124,541)	(127,594)	(1,443,631)	-
Loss from disposal of discontinued operations, net of tax	(149,602)	-	(149,602)	-	-

Loss from discontinued operations, net of tax	(179,387)	(1,124,541)	(277,196)	(1,443,631)	-

Net Loss	$(7,625,682)	$(1,124,541)	$(5,802,435)	$(1,443,631)	$(5,525,239)

Net Loss per Common Share
- BASIC AND DILUTED:
Continuing operations	$(0.36)	$-	$(0.53)	$-
Discontinued operations	(0.01)	(26.09)	(0.03)	(33.49)
	$(0.37)	$(26.09)	$(0.56)	$(33.49)

Weighted average common shares outstanding
- Basic and Diluted	20,439,132	43,100	10,354,639	43,100

 See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
Consolidated Statement of Stockholders' Deficit
For Interim Period Ended June 30, 2012 and for the Period from April 27, 2012 (Exploration) through June 30, 2012
(Unaudited)

					Deficit
	Common Stock, $0.000001 Par Value		Additional Paid-In	Accumulated	Accumulated during the Exploration	Total Stockholders'
	Shares	Amount	Capital	Deficit	stage	Deficit

December 31, 2011	43,528	$1	$1,518,508	$(4,086,774)	$-	$(2,568,265)

Common stock issued for equipment and compensation on April 27, 2012	29,000,000	28	7,249,972			7,250,000

Net income (loss)				(277,196)	(5,525,239)	(5,802,435)

Balance June 30, 2012	29,043,528	$29	$8,768,480	$(4,363,970)	$(5,525,239)	$(1,120,700)

See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
Consolidated Statements of Cash Flows

			For the Period from
	For the Six	For the Six	April 27, 2012
	Months Ended	Months Ended	(Exploration) through
	June 30, 2012	June 30, 2011	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,802,435)	$(1,443,631)	$(5,525,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	7,782	-	7,782
Stock based compensation	6,894,738	3,151	6,894,738
Amortization of debt discount	125,646	337,845	125,646
Change in fair value of derivative financial instruments	(1,783,025)	90,434	(1,783,025)
Loss from discontinued operations, net of tax	-	-	(277,196)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(30,531)	(560)	(30,531)
Debt issuance costs	(44,500)	-	(44,500)
Accounts payable and accrued expenses	57,085	(56,490)	57,085
NET CASH USED IN OPERATING ACTIVITIES	(575,240)	(1,069,251)	(575,240)
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	133,644	477,447	133,644
Restricted cash	(522,025)	-	(522,025)
Purchase of property and equipment	(677,594)	-	(677,594)
Construction in progress	-	341,700	-
NET CASH USED IN INVESTING ACTIVITIES	(1,065,975)	819,147	(1,065,975)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from notes payable	60,000	250,000	60,000
Repayment of notes payable	-	(1,210)	-
Proceed from convertible notes payable	1,540,000	-	1,540,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,000	248,790	1,600,000
NET CHANGE IN CASH	(41,215)	(1,314)	(41,215)
Cash at beginning of the period	44,517	135,325	44,517
Cash at end of the period	$3,302	$134,011	$3,302
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$566	$881	$1,879
Income tax paid	$-	$-	$-

 See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
(An Exploration Stage Company)
Note to the Consolidated Financial Statements
(Unaudited)

1.	Organization and Operations

Organization

Southern USA Resources, Inc. (the “Company”) was incorporated as “Lodestar Mining, Incorporated” on October 31, 2006 under the laws of the State of Delaware.

On February 4, 2010, the Company changed its name to Atlantic Green Power Holding Company.

On April 23, 2012, the Company changed its name to Southern USA Resources, Inc.

Discontinued Operations

On February 27, 2012, the Company acquired certain real property located in the State of Alabama (the “Land Purchase”).  Upon closing of the Land Purchase on April 27, 2012, the Company changed the direction of its business.  Since February 3, 2010, the Company has been engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic.  Following the closing of the Land Purchase, the Company changed its business strategy to the exploitation of mineral mining rights with respect to the acquired real estate properties and discontinued the operations of its utility-scale solar energy generation projects.  Therefore, as of April 27, 2012, the results of the operations of the utility-scale solar energy generation projects have been classified as discontinued operations for all periods presented.

Reverse Stock Split

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

The consolidated financial statements and footnotes have been presented to give retroactive effect to the reverse stock split.

2.	Summary of Significant Accounting Policies

Basis of Presentation - Unaudited Interim Financial Information

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

Principles of Consolidation

The consolidated financial statements of the Company include all accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Exploration Stage Company

The Company is an exploration stage company as defined by section 915-235-50 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception has been considered as part of the Company's exploration stage activities.

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

The Company’s significant estimates and assumptions include the fair value of financial instruments; the carrying value, recoverability and impairment, if any, of long-lived assets income tax rate, income tax provision, deferred tax assets and the valuation allowance of deferred tax assets, and the assumption that the Company will continue as a going concern. Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

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

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2012 and December 31, 2011.

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

December 31, 2011		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,019,642	$-	$-	$2,019,642	$2,019,642

June 30, 2012		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$427,110	$-	$-	$427,110	$427,110

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2012 and as of December 31, 2011:

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2011	$2,019,642	$2,019,642

Purchases, issuances and settlements	190,493	190,493

Total gains or losses (realized/unrealized)
included in net loss	(1,783,025)	(1,783,025)

Transfers in and/or out of Level 3	,	,

Balance, June 30, 2012	$427,110	$427,110

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total

Balance, December 31, 2010	$1,686,351	$1,686,351

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized)
included in net loss	333,291	333,291

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$2,019,642	$2,019,642

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the Codification for its long-lived assets. The Company’s long-lived assets, which include debt issuance costs and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The impairment charges, if any, are included in operating expenses in the accompanying consolidated statements of operations.

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

Property and Equipment

Property and equipment, net is stated at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective asset are expensed as incurred.  Depreciation and amortization of machinery and mining equipment is provided on a straight-line basis over the asset’s estimated useful life of five years.

Mineral Properties

The Company follows Section 930 of the FASB Accounting Standards Codification for its mineral properties.  Mineral properties and related mineral rights acquisition costs are capitalized pending determination of whether the drilling has found proved reserves.  If a mineral ore body is discovered, capitalized costs will be amortized on a unit-of-production basis following the commencement of production.  Otherwise, capitalized acquisition costs are expensed when it is determined that the mineral property has no future economic value.  General exploration costs and costs to maintain rights and leases, including rights of access to lands for geophysical work and salaries, equipment, and supplies for geologists and geophysical crews are expensed as incurred.  When it is determined that a mining deposit can be economically and legally extracted or produced based on established proven and probable reserves, further exploration costs and development costs as well as interest costs relating to exploration and development projects that require greater than six (6) months to be readied for their intended use incurred after such determination will be capitalized.  The establishment of proven and probable reserves is based on results of final feasibility studies which indicate whether a property is economically feasible.  Upon commencement of commercial production, capitalized costs will be transferred to the appropriate asset categories and amortized on a unit-of-production basis.  Capitalized costs, net of salvage values, relating to a deposit which is abandoned or considered uneconomic for the foreseeable future will be written off.  The sale of a partial interest in a proved property is accounted for as a cost recovery and no gain or loss is recognized as long as this treatment does not significantly affect the unit-of-production amortization rate.  A gain or loss will be recognized for all other sales of proved properties and will be classified in other operating revenues.  Maintenance and repairs are charged to expense, and renewals and betterments are capitalized to the appropriate property and equipment accounts.

The provision for depreciation, depletion and amortization (“DD&A”) of mineral properties will be calculated on a property-by-property basis using the unit-of-production method.  Taken into consideration in the calculation of DD&A are estimated future dismantlement, restoration and abandonment costs, which are net of estimated salvage values.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all general exploration costs, if any, are being expended.

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities will be classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within twelve months of the balance sheet date.

Embedded Beneficial Conversion Feature of Convertible Instruments

The Company recognizes and measures the embedded beneficial conversion feature of applicable convertible instruments by allocating a portion of the proceeds from the convertible instruments equal to the intrinsic value of that feature to additional paid-in capital. The intrinsic value of the embedded beneficial conversion feature is calculated at the commitment date as the difference between the conversion price and the fair value of the securities into which the convertible instruments are convertible. The Company recognizes the intrinsic value of the embedded beneficial conversion feature of the convertible notes so computed as interest expense.

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

Mineral Exploration and Development Costs

All exploration expenditures are expensed as incurred. Costs of acquisition and option costs of mineral rights are capitalized upon acquisition. Mine development costs incurred to develop mineral deposits, to expand the capacity of mines or to develop mine areas substantially in advance of production are also capitalized once proven and probable reserves exist, and the property is determined to be a commercially mineable property. Costs incurred to maintain current production or to maintain assets on a standby basis are charged to operations. If the Company does not continue with exploration after the completion of the feasibility study, the cost of mineral rights will be expensed at that time. Costs of abandoned projects, including related property and equipment costs, are charged to mining costs. To determine if these costs are in excess of their recoverable amount, periodic evaluations of the carrying value of capitalized costs and any related property and equipment costs are performed. These evaluations are based upon expected future cash flows and/or estimated salvage value.

Stock-Based Compensation for Obtaining Employee Services

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●
  Expected term of share options and similar instruments: The expected life of options and similar instruments represents the period of time the option and/or warrant are expected to be outstanding. Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. Pursuant to paragraph 718-50-S99-1, it may be appropriate to use the simplified method, if (i) A company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its equity shares have been publicly traded; (ii) A company significantly changes the terms of its share option grants or the types of employees that receive share option grants such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term; or (iii) A company has or expects to have significant structural changes in its business such that its historical exercise data may no longer provide a reasonable basis upon which to estimate expected term. The Company uses the simplified method to calculate expected term of share options and similar instruments as the company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
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

●
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

●
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

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of option or warrant award is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●
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

●
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

●
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a stock option that the counterparty has the right to exercise expires unexercised.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended June 30, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the six months ended June 30, 2012 and 2011 as they were anti-dilutive:

	For the Interim Period Ended June 30, 2012	For the Interim Period Ended June 30, 2011
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200	200

Convertible notes issued on October 12, 2010	12,500,000	714,286

Notes Payable issued on February 4, 2011	6,250,000	-

Convertible Notes Payable	7,680,000	-

Warrants issued with the convertible notes	535,714	535,714

Total	26,965,914	1,250,200

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

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q and determined that were no material subsequent events to report.

Recently Issued Accounting Pronouncements

FASB Accounting Standards Update No. 2011-05

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.  The amendments in ASU 2011-05 should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Adoption of ASU 2011-05 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 simplifies how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.  The guidance is effective for interim and annual periods beginning on or after December 15, 2011.  Adoption of ASU 2011-08 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). ASU 2011-09 resolves the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.  The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Adoption of ASU 2011-09 did not have a material impact on the Company’s consolidated financial statements.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.  The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.  Although the Company is still evaluating the impact of this standard, it does not expect its adoption to have a material impact consolidated financial statements.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of ASU 2011-05.  All other requirements in ASU 2011-05 are not affected by this update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Adoption of ASU 2011-12 did not have a material impact on the Company’s consolidated financial statements.

Other Recently Issued, but Not Yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during its exploration stage at June 30, 2012, and net cash used in operating activities for the six months then ended, respectively. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4	Property and equipment

Property and equipment, stated at cost, less accumulated depreciation at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30,	December 31,
	2012	2011

Land	$438,447	$-
Machinery and mining equipment	594,409	-
Property and equipment	1,032,856	-
Less: Accumulated depreciation and amortization	(7,782)	-
Property and equipment, net	$1,025,074	$-

Depreciation and amortization expense, included in costs and expenses in the accompanying consolidated statements of operations, was approximately $7,782 for the three and six months period ended June 30 2012.

On April 27, 2012, the Company consummated the acquisition of two real estate properties of approximately 52 acres located in the Clay County, Alabama for $438,447. The acquisition is part of the Company’s new business strategy of exploitation of mineral mining rights with respect to the acquired properties.

5.	Notes Payable

Note Payable – Whalehaven

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven Capital Fund Limited (“Whalehaven”), pursuant to which Whalehaven loaned the Company $250,000, evidenced by a promissory note which had a term of six months and accrued interest at a 6% per annum (the “Whalehaven Note”). In addition, pursuant to the terms of the Subscription Agreement, the Company issued to Whalehaven 300,000 shares of the Company’s common stock in reliance upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.  On August 4, 2011, the Whalehaven Note matured. From and after August 4, 2011, the Whalehaven Note accrued interest at a default rate of 8% annually until March 30, 2012 when the maturity date of the Whalehaven Note was extended to June 20, 2012. Whalehaven subsequently assigned a part of the note in the aggregate principal amount of $130,000. On June 20, 2012, the maturity date of the note was extended to June 20, 2013.  As of June 30, 2012, accrued and unpaid interest under the Whalehaven Note was approximately $26,000.

The fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The Company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. As of December 31, 2011 $250,000 had been amortized and included in interest expense.

Notes Payable

On February 27, 2012, the Company entered into a Subscription Agreement with certain accredited investors (the “Subscribers”), pursuant to which the Subscribers collectively loaned $60,000 to the Company, evidenced by promissory notes (the “Notes”) maturing on May 26, 2012 and accruing interest at a rate of six percent (6%) annually.  On April 27, 2012, the Subscribers converted the Notes into the April 2012 convertible note (Note 6).

The Company recorded $10,560 inclusive of $9,959 interest expense for note payable - Whalehaven and $601 interest expense for the other notes payable for the six months ended June 30, 2012. The Company recorded $208,333 of amortization of the discount on the Whalehaven notes included in interest expense for the six months ended June 30, 2012.

6.	Convertible Notes Payable

Convertible Notes Payable

On October 12, 2010, the Company entered into a Subscription Agreement with Alpha Capital Anstalt and Adventure Ventures LLC (collectively, the “Subscribers”), pursuant to which the Subscribers purchased convertible notes in the aggregate principal amount of $500,000, which are convertible into 12,500,000 shares of the Company’s common stock at a conversion price of $0.04 per share, and warrants to purchase 535,714 shares of common stock with an exercise price of $0.04 per share (as amended on March 30, 2012).  The notes issued to the Subscribers had a maturity date of April 12, 2012 which was extended to April 12, 2013 on July 18, 2012. On March 30, 2012 the Company amended the Whalehaven Note in the aggregate principal amount of $250,000 and $20,692 of accrued interest to be convertible into shares of the Company’s common stock, par value $.000001 per share, at a conversion price of $0.04 per share. The conversion price is subject to adjustment (full ratchet reset).

Convertible notes payable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Convertible notes payable	$500,000	$500,000

Discount on note payable	(500,000)	(500,000)

Accumulated amortization of discount	500,000	402,778

	$500.000	$402,778

Secured Convertible Promissory Notes

On April 27, 2012 the Company consummated the sale to certain accredited investors of secured convertible promissory notes due April 27, 2014 (the “April 2012 Notes”) in the aggregate principal amount of $1,920,000.  The notes were issued at an original issue discount of 20% and bear no additional interest. The Notes are convertible into shares of the Company’s common stock, par value $.000001 per share, at a conversion price of $0.25 per share. The conversion price is subject to adjustment (full ratchet reset).

Secured convertible promissory notes payable consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Convertible notes payable	$1,920,000	$-

Discount on note payable	(510,493)	(-)

Accumulated amortization of discount	24,565	-

	$1,434,072	$402,778

The Company recorded $38,453 and $121,786 amortization of the discount to the notes for the three and six months ended June 30, 2012, respectively. The Company recorded $3,860 amortization of the deferred financing costs for the April 2012 Notes for the three months ended June 30, 2012. The Company recorded $48,431 and $58,376 of interest expense on the convertible notes for the three and six months ended June 30, 2012, respectively.

Conversion Feature

Each October 12, 2010 Convertible Note and the Whalehaven Notes have amended terms and interest accrues at 8% per annum. The holder of the convertible notes has the right from and after the issuance thereof until such time as the convertible note is fully paid, to convert any outstanding and unpaid principal portion thereof into shares of common stock at a conversion price of $0.04 per share. The April 2012 Notes convert any outstanding and unpaid principal into shares of common stock at a conversion price of $0.25 per share. The conversion price and number and kind of shares to be issued upon conversion of the convertible notes are subject to adjustment from time to time as more fully described in the convertible notes.

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

The convertible notes, when issued, gave rise to a derivative liability which was recorded as a discount to the notes. A discount of $500,000 and interest expense of $831,765 on the October 2012 Note; the Whalehaven Notes has a derivative liability of $0; and the April 2012 Notes recorded a derivative liability of $190,493 as of issuance on April 27, 2012.

The embedded derivative of the convertible notes was re-measured at June 30, 2012 yielding a gain on change in fair value of the derivatives of $61,696. The derivative value of the convertible notes at June 30, 2012 yielded a derivative liability at fair value of $128,797.  The embedded derivative of the promissory notes was re-measured at June 30, 2011 yielding a loss on change in fair value of the derivatives of $90,434, for the six months period ended June 30, 2011.

Derivative Warrants

Each of the warrants issued to the Subscribers has a term of five years from October 12, 2010 and was fully vested on the date of issuance. The warrants are exercisable at $0.04 per share (amended March 30, 2012). The number of shares of common stock underlying each warrant and the exercise price are subject to certain adjustments as more particularly described in the warrants.

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at June 30, 2012 yielding a loss on change in fair value of the derivative of $298,313, for the six months ended June 30, 2012. The embedded derivative of the warrants was re-measured at June 30, 2011 yielding a loss on change in fair value of the derivative of $90,434. The derivative value of these warrants at June 30, 2012 and December 31, 2011 yielded a derivative liability at fair value of $298,313 and $1,098,214, respectively

As of June 30, 2012 warrants to purchase 535,714 shares of Company common stock remain outstanding.  The table below summarizes the Company’s derivative warrant activity through June 30, 2012:

	Warrant Activities
						(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	APIC Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2011	535,714	-	535,714	(1,098,214)	-	160,850

Exercise of warrants	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-	-	1,396,527	-	(1,396,527)

Derivative warrant at June 30, 2012	535,714	-	535,714	298,313	-	(1,235,677)

7.	Commitments and Contingencies

Employment Agreement

On April 25, 2012, Charles Merchant, Sr. was appointed a director of the Company and on April 26, 2012, Mr. Merchant was appointed Chief Executive Officer, Chief Financial Officer, President, Secretary and Treasurer of the Company.   On April 27, 2012, the Company entered into an employment agreement with Mr. Merchant. The term of the Employment Agreement is one year renewable automatically for an additional year unless either party provide a 30-day advance written notice of non-renewal. Mr. Merchant will be paid an annual salary of $91,000.

8.	Stockholders’ Deficit

Common Stock

Effective April 23, 2012, the “Company effectuated a 1,000-to-1 Reverse Stock Split with respect to its outstanding shares of common stock.  Prior to the Reverse Stock Split, there were 43,527,248 shares of the Company’s common stock outstanding, and after the Reverse Stock Split, there were 43,528 shares of the Company’s common stock outstanding.

On April 27, 2012, the Company entered into an Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment with his cost basis of approximate $355,262 to the Company in consideration of the issuance of 29,000,000 shares of the Company’s common stock.  Upon issuance of the shares of common stock, the Company valued the 29,000,000 common shares at $0.25 per share, or $7,250,000, $355,262 of which were recorded as property and equipment and the remaining balance of $6,894,738 of which is recorded as stock compensation expense.

Stock Options

In February 2010, the Company’s stockholders approved the Atlantic Green Power Holding Company Equity Incentive Plan (the “Incentive Plan”). The Incentive Plan went into effect on February 3, 2010. Ten million (10,000,000) shares of the Company’s common stock were reserved for issuance under the Incentive Plan.

On February 5, 2010, the Company granted under the Incentive Plan a nonqualified option to purchase 200 shares of its common stock to Rania Pontikos, Director of Technology and Strategic Planning of the Company. The nonqualified option was granted as compensation for services to the Company. The nonqualified option granted to Ms. Pontikos has an exercise price of $250 per share and expires on February 4, 2015. The shares underlying the nonqualified option are fully vested.

The table below summarizes the Company’s Incentive Plan stock option activities in 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, December 31, 2011	200	$250	$250	3.10	$37,820

Granted	-	-	-	-	-

Cancelled	-	-	-	-	-

Vested and Exercisable June 30, 2012	200	$250	$250	2.58	$-

The following table summarizes information concerning outstanding and exercisable stock options as of June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$250	200	2.58	$250	200	2.58	$250

At June 30, 2012, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton option-pricing model. The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.   The Company did not issue options to purchase its common stock during the six months ended June 30, 2012 and 2011.

9.	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of June 30, 2012, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

10.	Subsequent Event

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On July 19, 2012, Messrs. Marcus Flis and Ivan Herring were appointed as directors of Company.  Each of Messrs Flis and Herring entered into a Director Agreement with the Company.  The directors were appointed until the earlier of the next annual shareholders’ meeting, director’s removal or resignation. Each of Messrs. Flis and Herring were awarded a stock grant of 1,000,000 shares of common stock vesting over two years in equal quarterly installments of 125,000 shares.

On July 18, 2012, the Company amended the convertible notes originally issued to Alpha Capital Anstalt and Adventure Ventures LLC on October 12, 2010 to extend the maturity date of the notes to April 12, 2013.

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

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$-	$-	$-	-%
Exploration costs	109,077	-	109,077	100.0%
Operating expenses	7,043,177	-	7,043,177	100.0%
Other (income) expense	294,041	-	294,041	100.0%
Net loss from continuing operations	7,446,295	-	7,446,295	100.0%
Loss from discontinued operations	179,387	1,124,541	(945,154)	(84.0)%
Net loss	$7,625,682	$1,124,541	$6,501,141	578.1%
Income (loss) per common share from continuing operations– basic and diluted	$(0.36)	$-
Income (loss) per common share from discontinued operations– basic and diluted	$(0.01)	$(26.09)

Revenue

In April 2012, we initiated a new business strategy of exploration of mineral mining rights. Accordingly, we had no revenues from our mining exploration activities for the three months ended June 30, 2012.

Exploration costs

Exploration costs of $109,077 include property maintenance, exploration, development including permitting and all other non-production related to our exploration mining activities in the three months ended June 30, 2012.

Operating Expenses

Operating expenses include compensation and related costs include salaries, payroll related taxes, and related employee benefits of approximately eight part time and full time employees hired during the three months ended June 30, 2012. General and administrative consist of legal, accounting and other compliance fees in connection with meeting our ongoing reporting obligations during the period.

On April 27, 2012, we entered into an Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment to us in consideration of the issuance of 29,000,000 shares of our common stock.  Upon issuance of the of the shares of common stock, we recorded compensation expense in the amount of $6,894,738 in the consolidated statement of operations for the three months period ended June 30, 2012.

Other (Income) Expense

Net other (income) expense for the three months ended June 30, 2012 were $294,041, which consisted of $(2) in interest income, $15,116 in interest expense, $42,313 in interest expense related to amortization of discount on notes and $236,614 of income related to the change in fair value of derivative liabilities.

Net loss from continuing operations

Loss from continuing operations for the three months ended June 30, 2012 was $7,446,295.  The increase in loss from continuing operations was primarily attributable to the changes in exploration costs and operating expenses as detailed above.

Loss from discontinued operations

On February 27, 2012, we acquired certain real property located in the state of Alabama (the “Land Purchase”).  Upon closing of the Land Purchase on April 27, 2012, we changed the direction of our business.  Since February 3, 2010, we have been engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic.  Following the closing of the Land Purchase, we changed our business strategy to the exploitation of mineral mining rights with respect to the acquired real estate properties and discontinued the operations of its utility-scale solar energy generation projects.  Therefore, as of April 27, 2012, the results of the operations of the utility-scale solar energy generation projects have been classified as discontinued operations for all periods presented.  Loss from discontinued operations for the three months ended June 30, 2012 was $179,387 as compared to $1,124,541 for the comparable period in the previous year.

Net Loss

Net loss for the three months ended June 30, 2012 was $7,625,682 as compared to net loss for the three months ended June 30, 2011 of $1,124,541. The change in net loss was primarily attributable to the compensation expense in the amount of $6,894,738 recorded during the three months ended June 30, 2012 partially offset by the $945,154 decrease in loss from discontinued operations.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

			Period-over-Period	Period-over-Period
	2012	2011	$ Change	% Change
Revenues	$-	$-	$-	-%
Exploration costs	109,077	-	109,077	100.0%
Operating expenses	7,043,177	-	7,043,177	100.0%
Other (income) expense	(1,627,015)	-	(1,627,015)	100.0%
Net loss from continuing operations	5,525,239	-	5,525,239	100.0%
Loss from discontinued operations	277,196	1,443,631	(1,166,435)	(80.8)%
Net loss	$5,802,435	$1,443,631	$4,358,804	301.9%
Income (loss) per common share from continuing operations– basic and diluted	$(0.53)	$-
Income (loss) per common share from discontinued operations– basic and diluted	$(0.03)	$(33.49)

Revenue

In April 2012, we initiated a new business strategy of exploration of mineral mining rights. Accordingly, we had no revenues from our mining exploration activities for the six months ended June 30, 2012.

Exploration costs

Exploration costs of $109,077 include property maintenance, exploration, development including permitting and all other non-production related to our exploration mining activities in the six months ended June 30, 2012.

Operating Expenses

Operating expenses include compensation and related costs include salaries, payroll related taxes, and related employee benefits of approximately eight part time and full time employees hired during the three months ended June 30, 2012. General and administrative consist of legal, accounting and other compliance fees in connection with meeting our ongoing reporting obligations during the period.

On April 27, 2012, we entered into an Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment to us in consideration of the issuance of 29,000,000 shares of our common stock.  Upon issuance of the of the shares of common stock, we recorded compensation expense in the amount of $6,894,738 in the consolidated statement of operations for the three months period ended June 30, 2012.

Other Income (Expense)

Net other (income) expense for the six months ended June 30, 2012 were $(1,627,015), which consisted of $(5) in interest income, $30,369 in interest expense, $125,646 in interest expense related to amortization of discount on notes and $(1.783,025) of income related to the change in fair value of derivative liabilities.

Net loss from continuing operations

Loss from continuing operations for the six months ended June 30, 2012 was $5,525,239.  The increase in net loss from continuing operations was primarily attributable to the changes in operating expenses as detailed above.

Loss from discontinued operations

On February 27, 2012, we acquired certain real property located in the state of Alabama (the “Land Purchase”).  Upon closing of the Land Purchase on April 27, 2012, we changed the direction of our business.  Since February 3, 2010, we have been engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic.  Following the closing of the Land Purchase, we changed our business strategy to the exploitation of mineral mining rights with respect to the acquired real estate properties and discontinued the operations of its utility-scale solar energy generation projects.  Therefore, as of April 27, 2012, the results of the operations of the utility-scale solar energy generation projects have been classified as discontinued operations for all periods presented.  Loss from discontinued operations for the six months ended June 30, 2012 was $277,196 as compared to $1,443,631 for the comparable period in the previous year.

Net Loss

Net loss for the six months ended June 30, 2012 was $5,802,435, as compared to net loss for the six months ended June 30, 2011 of $1,443,631. The change in net loss was primarily attributable to the $6,894,738 compensation expense recorded during the six months ended June 30, 2012 partially offset by the $1,166,435 decrease in loss from discontinued operations and the decrease of $1,783,025 related to the change in fair value of derivative liabilities.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

	June 30, 2012	December 31, 2011
Current Assets	$569,507	$58,165
Current Liabilities	$1,321,849	$2,760,074
Working Capital Deficit	$(752,342)	$(2,701,909)

The following table summarizes total current assets, liabilities and working capital at June 30, 2012 and December 31, 2011.

At June 30, 2012 we had a working capital deficit of $(752,342), as compared to a working capital deficit of $(2,701,909), at December 31, 2011, an increase of $1,949,567. The increase is primarily related to a decrease in the fair market value of derivative liabilities.

Net cash used in operating activities for the six months ended June 30, 2012 and six months ended June 30, 2011 was $(575,240) and $(1,069,251), respectively. The net loss for the six months ended June 30, 2012 and six months ended June 30, 2011 was $5,802,435 and $1,443,631, respectively. Cash used in operating activities for the six months ended June 30, 2012 consisted of $83,000 for Compensation and related costs, $52,000 in legal and professional fees, $109,000 for mineral expenditures.

Net cash (used in) provided by all investing activities for the six months ended June 30, 2012 and six months ended June 30, 2011, was $(1,065,975) and $819,147, respectively. Cash used through investing activities for the six months ended June 30, 2012 consisted of purchase of property and equipment of $677,584, an increase in restricted cash of $522,025, partially offset by reduction in deposits of $133,644. Cash provided by investing activities for the six months ended June 30, 2011 consisted of a reduction in deposits of $477,447 and reduction in construction in progress of $341,700.

Net cash obtained through all financing activities for the six months ended June 30, 2012 and six months ended June 30, 2011, was $1,600,000 and $248,790, respectively. Cash obtained through financing activities for the six months ended June 30, 2012 consisted of net proceeds from short-term and long-term notes entered into during the period. Cash obtained through financing activities for the six months ended June 30, 2011 consisted of net proceeds from short-term notes entered into during the period.

On the Company’s Annual Report on Form 10-K, filed on March 30, 2012, our auditors have expressed their substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our management has no formal plan in place to address this concern but considers that we will be able to obtain additional funds by, our mining operations, equity or debt financing and/or related party advances; however there is no assurance of additional funding being available.

Critical Accounting Policies

This discussion and analysis of our consolidated financial condition presented in this report is based upon our unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited consolidated financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we evaluate our estimates and judgments, including those related to valuation of discounts on debt and other related debt-related issuance costs and the valuation of beneficial conversion features in convertible debt and valuation of derivative liabilities. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Deferred Issuance and Other Debt-Related Costs

Deferred issuance costs are amortized over the term of its associated debt instrument.  We evaluate the terms of the debt instruments to determine if any embedded derivatives or beneficial conversion features exist.  We allocate the aggregate proceeds of the notes payable between the warrants and the notes based on their relative fair values in accordance with ASC 470.  The fair value of the warrants issued to note holders or placement agents are calculated utilizing the weighted average probability option-pricing model or probability weighted outcomes using a binomial model, depending on the terms of the instruments.  We amortize the resultant discount or other features over the terms of the notes through its earliest maturity date using the effective interest method. Under this method, interest expense recognized each period will increase significantly as the instrument approaches its maturity date.  If the maturity of the debt is accelerated because of defaults or conversions, then the amortization is accelerated.

Fair Value of Liabilities for Warrant and Embedded Conversion Option Derivative Instruments

Under applicable accounting guidance, an evaluation of outstanding warrants is made to determine whether warrants issued are required to be classified as either equity or a liability. Because certain warrants we have issued in connection with past financings contain certain provisions that may result in an adjustment to their exercise price, we classify them as derivative liabilities, and accordingly, we are then required to estimate the fair value of such warrants, at the end of each quarter. We use the weighted average probabilities of potential down-round scenarios and other assumptions utilizing an unmodified binomial model to estimate such fair value, which requires the use of numerous assumptions, including, among others, expected life, volatility of the underlying equity security, fair value of the underlying common stock, expectations of pricing of the future financing rounds, a risk-free interest rate and expected dividends. The use of different values by management in connection with these assumptions in the weighted average probabilities of potential down-round scenarios and other assumptions utilizing an unmodified binomial model could produce substantially different results. Because we record changes in the fair value of warrants or other features classified as liabilities as either a charge or credit in our consolidated statement of operations, significant changes in the underlying assumptions could have a material effect on our results of operations

New Accounting Pronouncements

See Note 2 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

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

Southern USA Resources Inc.

Date: August 20, 2012	By:	/s/ Charles H. Merchant, Sr.
Charles H. Merchant, Sr.
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)