Form 10-Q
period 2012-09-30
SOUTHERN USA RESOURCES INC.
filed 2012-11-14
CIK 1397832

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to ______.

Commission file number 333-143352

SOUTHERN USA RESOURCES INC.
(Exact name of registrant as specified in its charter)

Delaware	22-3757709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

764 Mountain View Rd, Ashland, AL 36251
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
Yes ☐                 No ☒

As of November 9, 2012, there were 29,776,402 shares of the registrant’s common stock, par value $.000001 per share, outstanding.

SOUTHERN USA RESOURCES INC.
(An Exploration Stage Company)

FORM 10-Q

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements	F-1

	Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	F-2

	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011 and for the Period from April 27, 2012 (Inception) through September 30, 2012 (Unaudited)	F-3

	Consolidated Statement of Stockholders’ Equity for the Period from April 27, 2012 (Inception) through September 30, 2012 (Unaudited)	F-4

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011 and for the Period from April 27, 2012 (Inception) through September 30, 2012 (Unaudited)	F-5

	Notes to the Consolidated Financial Statements (Unaudited)	F-6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	4

Item 4.	Controls and Procedures	11

PART II	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 6.	Exhibits	12

Signatures		13

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

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
September 30, 2012 and 2011

Index to the Consolidated Financial Statements

Contents	Page(s)

Consolidated Balance Sheets at September 30, 2012 (Unaudited) and December 31,2011	F-2

Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2012 and 2011 and for the Period from April 27, 2012 (Exploration) through September 30, 2012 (Unaudited)	F-3

Consolidated Statement of Stockholders’ Deficit for the Interim Period Ended September 30, 2012 and for the Period from April 27, 2012 (Exploration) through September 30, 2012 (Unaudited)	F-4

Consolidated Statements of Cash Flows for the Nine Months Ended September 30,2012 and 2011 and for the Period from April 27, 2012 (Exploration) through September 30, 2012 (Unaudited)	F-5

Notes to the Consolidated Financial Statements (Unaudited)	F-6 - F-20

Southern USA Resources, Inc.
 (Formerly Atlantic Green Power Holding Company)
 (An Exploration Stage Company)
 Consolidated Balance Sheets

	September 30, 2012	December 31, 2011
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$16,384	$-
Prepaid expenses and other current assets	102,116	-
Assets of discontinued operations	-	58,165

Total Current Assets	118,500	58,165

PROPERTY AND EQUIPMENT
Property and equipment	1,063,356	-
Accumulated depreciation	(37,519)	-

Property and equipment, net	1,025,837	-

Debt issuance costs	35,078	-
Assets of discontinued operations	-	133,644

Total Assets	$1,179,415	$191,809

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$253,504	$-
Notes payable	250,000	250,000
Convertible notes payable, net of discount	500,000	402,778
Derivative liability - convertible notes payable	177,857	921,428
Derivative liability - warrants	294,384	1,098,214
Liabilities of discontinued operations	-	87,654

Total Current Liabilities	1,475,745	2,760,074

Secured convertible promissory notes, net of discount	1,491,033	-

Total Liabilities	2,966,778	2,760,074

STOCKHOLDERS' DEFICIT:
Preferred stock: $0.000001 par value; 20,000,000 shares authorized;
none issued or outstanding	-	-

Common stock: $0.000001 par value; 250,000,000 shares authorized;
29,043,528 and 43,528 shares issued and outstanding, respectively	29	1
Additional paid-in capital	8,768,480	1,518,508
Accumulated deficit	(4,363,970)	(4,086,774)
Deficit accumulated during the exploration stage	(6,191,902)	-

Total stockholders' deficit	(1,787,363)	(2,568,265)

Total Liabilities and Stockholders' Deficit	$1,179,415	$191,809

 See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
( An Exploration Stage Company)
Consolidated Statements of Operations

	For the Three Months Ended September 30, 2012	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period from April 27, 2012 (Exploration) through September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues earned during the exploration stage	$-	$-	$-	$-	$

Cost of revenues
Exploration costs	268,049	-	377,126	-	377,126

Total cost of revenues	268,049	-	377,126	-	377,126

Gross profit	(268,049)	-	(377,126)	-	(377,126)

Operating Expenses
Compensation - Officer	148,217	-	7,126,631	-	7,126,631
General and administrative	127,731	-	192,494	-	192,494

Total operating expenses	275,948	-	7,319,125	-	7,319,125

Loss from continuing operations	(543,997)	-	(7,696,251)	-	(7,696,251)
		-		-
Other (Income) Expenses
Interest income	(2)	-	(7)	-	(7)
Interest expense	15,014	-	45,383	-	45,383
Interest expense - discount on notes	62,523		188,169		188,169
Change in fair value of derivative liabilities	45,131	-	(1,737,894)	-	(1,737,894)

Total other (income) expense	122,666	-	(1,504,349)	-	(1,504,349)

Loss from continuing operations before income tax provision	(666,663)	-	(6,191,902)	-	(6,191,902)

Income tax provision	-	-	-	-	-

Net loss from continuing operations	(666,663)	-	(6,191,902)	-	(6,191,902)

Discontinued operations
Loss from operations of discontinued operations, net of tax	-	(256,924)	(127,594)	(1,700,555)
Loss from disposal of discontinued operations, net of tax	-	-	(149,602)

Loss from discontinued operations, net of tax	-	(256,924)	(277,196)	(1,700,555)	-

Net Loss	$(666,663)	$(256,924)	$(6,469,098)	$(1,700,555)	$(6,191,902)

Net Loss per Common Share
- BASIC AND DILUTED:
Continuing operations	$(0.02)	$-	$(0.37)	$-
Discontinued operations	-	(5.90)	(0.02)	(39.20)
	$(0.02)	$(5.90)	$(0.39)	$(39.20)

Weighted average common shares outstanding
- Basic and Diluted	29,043,528	43,527	16,675,881	43,387

 See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
( An Exploration Stage Company)
Consolidated Statement of Stockholders' Deficit
For the Interim Period ended September 30, 2012
(Unaudited)

					Deficit
			Additional		Accumulated	Total
	Common Stock, $0.000001 Par Value		Paid-In	Accumulated	during the	Stockholders'
	Shares	Amount	Capital	Deficit	Exploration stage	Deficit

Balance, December 31, 2010	43,228	$1	$1,265,357	$(1,874,175)	$-	$(608,817)

Common stock issued with convertible notes	300	-	250,000			250,000

Amortization of deferred compensation		-	3,151			3,151

Net loss				(2,212,599)	-	(2,212,599)

Balance, December 31, 2011	43,528	1	1,518,508	(4,086,774)	-	(2,568,265)

Common stock issued for equipment and compensation on April 27, 2012	29,000,000	28	7,249,972			7,250,000

Net loss				(277,196)	(6,191,902)	(6,469,098)

Balance, September 30, 2012	29,043,528	$29	$8,768,480	$(4,363,970)	$(6,191,902)	$(1,787,363)

See accompanying notes to the consolidated financial statements.

Southern USA Resources, Inc.
(Formerly Atlantic Green Power Holding Company)
( An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For the Nine Months Ended September 30, 2012	For the Nine Months Ended September 30, 2011	For the Period from April 27, 2012 (Exploration) through September 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,469,098)	$(1,700,555)	$(6,191,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,519	-	37,519
Write-off of western site investment	-	741,147	-
Stock based compensation	6,957,267	3,151	6,957,267
Amortization of debt discount	178,748	462,845	178,748
Amortization of debt issuace costs	9,421	-	9,421
Change in fair value of derivative financial instruments	(1,737,894)	95,612	(1,737,894)
Loss from discontinued operations, net of tax	-	-	(277,196)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(88,468)	(560)	(88,468)
Debt issuance costs	(44,500)	-	(44,500)
Accounts payable and accrued expenses	103,350	(36,168)	103,350

NET CASH USED IN OPERATING ACTIVITIES	(1,053,655)	(434,528)	(1,053,655)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits	133,644	-	133,644
Purchase of property and equipment	(708,122)	-	(708,122)
Proceeds from sale of investment projects	-	168,000	-

NET CASH USED IN INVESTING ACTIVITIES	(574,478)	168,000	(574,478)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceed from notes payable	60,000	250,000	60,000
Repayment of notes payable	-	(1,210)	-
Proceed from convertible notes payable	1,540,000	-	1,540,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,600,000	248,790	1,600,000

NET CHANGE IN CASH	(28,133)	(17,738)	(28,133)

Cash at beginning of the period	44,517	135,325	44,517

Cash at end of the period	$16,384	$117,587	$16,384

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$566	$-	$1,879
Income tax paid	$-	$-	$-

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

Principles of Consolidation

The Company applies the guidance of Topic 810 “Consolidation” of the FASB Accounting Standards Codification to determine whether and how to consolidate another entity.  Pursuant to ASC Paragraph 810-10-15-10 all majority-owned subsidiaries—all entities in which a parent has a controlling financial interest—shall be consolidated except (1) when control does not rest with the parent, the majority owner; (2) if the parent is a broker-dealer within the scope of Topic 940 and control is likely to be temporary; (3) consolidation by an investment company within the scope of Topic 946 of a non-investment-company investee.  Pursuant to ASC Paragraph 810-10-15-8 the usual condition for a controlling financial interest is ownership of a majority voting interest, and, therefore, as a general rule ownership by one reporting entity, directly or indirectly, of more than 50 percent of the outstanding voting shares of another entity is a condition pointing toward consolidation.  The power to control may also exist with a lesser percentage of ownership, for example, by contract, lease, agreement with other stockholders, or by court decree. The Company consolidates all less-than-majority-owned subsidiaries, in which the parent’s power to control exists.

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

The Company’s notes payable and convertible notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2012 and December 31, 2011.

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

		Fair Value Measurement Using
December 31, 2011	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$2,019,642	$-	$-	$2,019,642	$2,019,642

		Fair Value Measurement Using
September 30, 2012	Carrying Value	Level 1	Level 2	Level 3	Total

Derivative conversion features and warrant liabilities	$472,241	$-	$-	$472,241	$472,241

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

	Fair Value Measurement Using Level 3 Inputs
	Derivative Liabilities	Total
Balance, December 31, 2010	$1,686,351	$1,686,351

Purchases, issuances and settlements	-	-

Total gains or losses (realized/unrealized)
included in net loss	333,291	333,291

Transfers in and/or out of Level 3	-	-

Balance, December 31, 2011	$2,019,642	$2,019,642

Purchases, issuances and settlements	190,493	190,493

Total gains or losses (realized/unrealized)
included in net loss	(1,737,894)	(1,737,894)

Transfers in and/or out of Level 3	,	,

Balance, September 30, 2012	$472,241	$472,241

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

Debt Issuance Costs

Debt issuance costs are capitalized and amortized over the term of the underlying debt instrument. The unamortized amounts are included in other assets in the accompanying consolidated balance sheets. Early debt repayment results in expensing these costs.

Property and Equipment

Property and equipment is stated at cost. Replacements, maintenance and repairs that do not improve or extend the life of the respective asset are expensed as incurred.  Depreciation and amortization of machinery and mining equipment is provided on a straight-line basis over the asset’s estimated useful life of five (5) years.  Upon sale or retirement, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of operations.

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

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to unrecognized income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period ended September 30, 2012 or 2011.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.  The following table shows the potentially outstanding dilutive common shares excluded from the diluted net loss per share calculation for the nine months ended September 30, 2012 and 2011 as they were anti-dilutive:

	For the Interim Period Ended September 30, 2012	For the Interim Period Ended September 30, 2011
Stock options issued on February 5, 2010 to Rania Pontikos, Director of Technology and Strategic Planning	200	200

Convertible notes issued on October 12, 2010	12,500,000	714,286

Notes payable issued on February 4, 2011	6,250,000	-

Convertible notes payable	7,680,000	-

Warrants issued with the convertible notes	535,714	535,714

Total	26,965,914	1,250,200

In July 2012, the Company granted to its Directors 2,000,000 shares of its common stock. The stock grant shall vest over two years in equal quarterly installments of 250,000 shares at the end of each 90-day period from the date of the grant. If Director ceases to be a director of the Company, the unvested stock grant will expire.  The Company recorded $62,500 in accrued compensation expense for the three and nine months ended September 30, 2012.

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

Subsequent Events

The Company’s management reviewed all material events through the issuance date of this quarterly report on Form 10-Q and determined that were no material subsequent events to report except as disclosed in Note 11.

Recently Issued Accounting Pronouncements

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

FASB Accounting Standards Update No. 2012-02

In July 2012, the FASB issued the FASB Accounting Standards Update No. 2012-02 “Intangibles—Goodwill and Other (Topic 350) Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).

This Update is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. This guidance builds upon the guidance in ASU 2011-08, entitled Testing Goodwill for Impairment. ASU 2011-08 was issued on September 15, 2011, and feedback from stakeholders during the exposure period related to the goodwill impairment testing guidance was that the guidance also would be helpful in impairment testing for intangible assets other than goodwill.

The revised standard allows an entity the option to first assess qualitatively whether it is more likely than not (that is, a likelihood of more than 50 percent) that an indefinite-lived intangible asset is impaired, thus necessitating that it perform the quantitative impairment test. An entity is not required to calculate the fair value of an indefinite-lived intangible asset and perform the quantitative impairment test unless the entity determines that it is more likely than not that the asset is impaired.

This Update is effective for annual and interim impairment tests performed in fiscal years beginning after September 15, 2012.  Earlier implementation is permitted.

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

As reflected in the accompanying consolidated financial statements, the Company had a deficit accumulated during its exploration stage at September 30, 2012, a net loss and net cash used in operating activities for the interim months then ended, respectively. In addition, the Company has no lending relationships with commercial banks and is dependent upon the completion of one or more financings to fund its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

4	Property and equipment

Property and equipment, stated at cost, less accumulated depreciation at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30,	December 31,
	2012	2011

Land	$468,447	$-
Machinery and mining equipment	594,909	-
Property and equipment	1,063,356	-
Less: Accumulated depreciation and amortization	(37,519)	-
Property and equipment, net	$1,025,837	$-

Depreciation and amortization expense, included in costs and expenses in the accompanying consolidated statements of operations, was approximately $ 37,519 for the nine month period ended September 30 2012.

On April 27, 2012, the Company consummated the acquisition of two (2) real estate properties of approximately 52 acres located in the Clay County, Alabama for $438,447. The acquisition is part of the Company’s new business strategy of exploitation of mineral mining rights with respect to the acquired properties.

5.	Notes Payable

Note Payable – Whalehaven

On February 4, 2011, the Company entered into a Subscription Agreement with Whalehaven Capital Fund Limited (“Whalehaven”), pursuant to which Whalehaven loaned the Company $250,000, evidenced by a promissory note which had a term of six months and accrued interest at a 6% per annum (the “Whalehaven Note”). In addition, pursuant to the terms of the Subscription Agreement, the Company issued to Whalehaven 300,000 shares of the Company’s common stock in reliance upon an exemption from registration for a private transaction not involving a public distribution provided by Section 4(2) of the Securities Act.  On August 4, 2011, the Whalehaven Note matured. From and after August 4, 2011, the Whalehaven Note accrued interest at a default rate of 8% annually until March 30, 2012 when the maturity date of the Whalehaven Note was extended to June 20, 2012. Whalehaven subsequently assigned a part of the note in the aggregate principal amount of $130,000. On June 20, 2012, the maturity date of the note was extended to June 20, 2013.  As of September 30, 2012, accrued and unpaid interest under the Whalehaven Note was approximately $31,000.

The fair value of the common stock issued, estimated on the date of grant, was $480,000, which was recorded as a discount up to the value of the short-term note of $250,000. The Company credited $250,000 to additional paid-in capital and debited the same amount to the discount to the short-term note payable. As of December 31, 2011 $250,000 had been amortized and included in interest expense.

The Company recorded $5,041 of interest expense for note payable - Whalehaven for the three months ended September 30, 2012. On March 30, 2012 the Company amended the Whalehaven Note in the aggregate principal amount of $250,000 and $20,692 of accrued interest to be convertible into shares of the Company’s common stock, par value $.000001 per share, at a conversion price of $0.04 per share. The conversion price is subject to adjustment (full ratchet reset).

Notes Payable

On February 27, 2012, the Company entered into a Subscription Agreement with certain accredited investors (the “Subscribers”), pursuant to which the Subscribers collectively loaned $60,000 to the Company, evidenced by promissory notes (the “Notes”) maturing on May 26, 2012 and accruing interest at a rate of six percent (6%) annually.  On April 27, 2012, the Subscribers converted the Notes into the April 2012 convertible note (Note 6).  The Company recorded $601 in interest expense for the Notes during the nine months ended September 30, 2012.

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

Convertible notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Convertible notes payable	$500,000	$500,000

Discount on note payable	(500,000)	(500,000)

Accumulated amortization of discount	500,000	402,778
	$500.000	$402,778

The Company recorded $97,222 amortization of the discount to the convertible notes payable for nine months ended September 30, 2012. The Company recorded $9,973 and in interest expense for the Notes during the three months ended September 30, 2012.

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

Secured convertible promissory notes payable consisted of the following:

	September 30, 2012	December 31, 2011
Convertible notes payable	$1,920,000	$-

Discount on note payable	(510,493)	(-)

Accumulated amortization of discount	81,526	-
	$1,491,033	$402,778

The Company recorded $56,961 and $81,526 amortization of the discount to the April 2012 Notes for the three and nine months ended September 30, 2012, respectively. The Company recorded $5,562 and $9,422 amortization of the deferred financing costs for the April 2012 Notes for the three and nine months ended September 30, 2012, respectively.

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

The embedded derivative of the convertible notes was re-measured at September 30, 2012 yielding a loss on the change in fair value of the derivatives of $49,060. The derivative value of the convertible notes at September 30, 2012 yielded a derivative liability at fair value of $177,857.

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

The warrants, when issued, gave rise to a derivative liability which was recorded as interest expense of $937,364. The embedded derivative of the warrants was re-measured at September 30, 2012 yielding a loss on change in fair value of the derivative of $294,384, for the nine months ended September 30, 2012. The derivative value of these warrants at September 30, 2012 and December 31, 2011 yielded a derivative liability at fair value of $294,384 and $1,098,214, respectively

As of September 30, 2012 warrants to purchase 535,714 shares of Company common stock remain outstanding.  The table below summarizes the Company’s derivative warrant activity:

	Warrant Activities
						(Gain) Loss
	Derivative Shares	Non-derivative Shares	Total Warrant Shares	Fair Value of Derivative Warrants	APIC Reclassification of Derivative Liability	Change in Fair Value of Derivative Liability

Derivative warrant at December 31, 2011	535,714	-	535,714	(1,098,214)	-	160,850

Exercise of warrants	-	-	-	-	-	-

Derivative warrants remaining	-	-	-	-	-	-

Mark to market	-	-	-	1,392,598	-	(1,392,598)

Derivative warrant at September 30, 2012	535,714	-	535,714	294,384	-	(1,231,748)

7.	Commitments and Contingencies

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

The table below summarizes the Company’s Incentive Plan stock option activities:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Weighted Average Remaining (in years) Contractual Term	Intrinsic Value (in thousands)

Balance, December 31, 2011	200	$250	$250	3.10	$37,820

Granted	-	-	-	-	-

Cancelled	-	-	-	-	-

Vested and Exercisable September 30, 2012	200	$250	$250	2.43	$-

The following table summarizes information concerning outstanding and exercisable stock options as of September 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (in years)	Weighted Average Exercise Price

$250	200	2.43	$250	200	2.43	$250

At September 30, 2012, 9,800,000 shares of common stock remained available for issuance under the Incentive Plan.

The fair value of stock-based awards was estimated using the Black-Scholes-Merton option-pricing model. The Company’s computation of expected life is based on historical exercise and forfeiture patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The key factors in the Company’s determination of expected volatility are historical and market-based implied volatility, comparable companies with longer stock trading periods than the Company and industry benchmarks.   The Company did not issue options to purchase its common stock during the nine months ended September 30, 2012 and 2011.

9.	Credit Risk

Financial instruments that potentially subject the Company to significant concentration of credit risk consist primarily of cash and cash equivalents. As of September 30, 2012, a majority of the Company’s cash and cash equivalents was held by two major financial institutions located in the United States, the balance of those accounts may at times exceed the amount insured by the Federal Deposit Insurance Corp. However, the Company has not experienced losses on these accounts and management believes that the Company is not exposed to significant risks on such accounts.

10.	Subsequent Event

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued. The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Secured Convertible Promissory Notes

On October 24, 2012 the Company entered into a Subscription Agreement (the “Subscription Agreement”) of Secured Convertible Promissory Notes due October 24, 2014 (the “Notes”) in the aggregate principal amount of $200,000.  The Notes were issued at an original issue discount of 20% and bear no additional interest. The Notes are convertible into shares of the Company’s common stock, at a conversion price of $0.20 per share. The conversion price of the Notes will be reduced to seventy five percent (75%) of its then-current amount if the Company fails to deliver for refining at least 700 ounces of gold by December 31, 2012. The conversion price is subject to adjustment for certain events, including the dividends, distributions or split of Common Stock, the Company’s consolidation, merger or reorganization, or in the event of the Company’s issuance of securities at a price lower than the per share conversion price then in effect.

Under the Subscription Agreement, the Company agreed to file a registration statement within 60 days after receipt of a written demand from the investors representing not less than 50% of the shares issuable upon conversion of the Notes, and to have it declared effective within 120 days after its filing. The Company will incur liquidated damages if it fails to file the registration statement or have it declared effective within a required period of time or fails to respond to the comments of the U.S. Securities and Exchange Commission within 15 business days after their receipt.

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

On April 27, 2012, the Company consummated a private placement to accredited investors of Secured Convertible Promissory Notes due April 27, 2014 in the aggregate principal amount of $1,920,000 that were issued at an original issue discount of 20% and bear no additional interest.

Concurrently with the closing of the debt financing, the Company entered into and consummated transactions pursuant to the Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment to the Company in consideration of the issuance of 29,000,000 shares of Common Stock.

On October 24, 2012, the Company consummated a private placement to accredited investors of Secured Convertible Promissory Notes due October 24, 2014 in the aggregate principal amount of $160,000 that were issued at an original issue discount of 20% and bear no additional interest.

On November 2012, the Company consummated a private placement to accredited investors of Secured Convertible Promissory Notes due November 2014 in the aggregate principal amount of $160,000 that were issued at an original issue discount of 20% and bear no additional interest.

Critical Accounting Estimates

This discussion and analysis of our consolidated financial condition presented in this section is based upon our unaudited consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our unaudited consolidated financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our unaudited consolidated financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we evaluate our estimates and judgments, including those related to valuation of discounts on debt and other related debt-related issuance costs and the valuation of beneficial conversion features in convertible debt and valuation of derivative liabilities. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

See Note 2 to our consolidated financial statements included in this Report for discussion of recent accounting pronouncements.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

			Period-over- Period	Period-over- Period
	2012	2011	$ Change	% Change
Revenues	$-	$-	$-	-%
Exploration costs	268,049	-	268,049	100.0%
Operating expenses	275,948	-	275,948	100.0%
Other (income) expense	122,666	-	122,666	100.0%
Net loss from continuing operations	666,663	-	666,663	100.0%
Loss from discontinued operations	-	256,924	(256,924)	(100.0)%
Net loss	$666,663	$256,924	$409,739	159.5%
Income (loss) per common share from continuing operations– basic and diluted	$(0.02)	$-
Income (loss) per common share from discontinued operations– basic and diluted	$(0.02)	$(5.90)

Revenue

In April 2012, we initiated a new business strategy of exploration of mineral mining rights. Accordingly, we had no revenues from our mining exploration activities for the three months ended September 30, 2012.

Exploration costs

Exploration costs of $268,049 include property maintenance, exploration, development including permitting and all other non-production related to our exploration mining activities in the three months ended September 30, 2012.

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

Other (Income) Expense

Net other (income) expense for the three months ended September 30, 2012 were $122,666, which consisted of $(2) in interest income, $15,014 in interest expense, $ 62,523 in interest expense related to amortization of discount on notes and $45,131 of expense related to the change in fair value of derivative liabilities.

Net loss from continuing operations

Loss from continuing operations for the three months ended September 30, 2012 was $666,663.  The increase in loss from continuing operations was primarily attributable to the changes in exploration costs and operating expenses as detailed above.

Loss from discontinued operations

On February 27, 2012, we acquired certain real property located in the state of Alabama (the “Land Purchase”).  Upon closing of the Land Purchase on April 27, 2012, we changed the direction of our business.  Since February 3, 2010, we have been engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic.  Following the closing of the Land Purchase, we changed our business strategy to the exploitation of mineral mining rights with respect to the acquired real estate properties and discontinued the operations of its utility-scale solar energy generation projects.  Therefore, as of April 27, 2012, the results of the operations of the utility-scale solar energy generation projects have been classified as discontinued operations for all periods presented.  Loss from discontinued operations for the three months ended September 30, 2011 was $256,924.

Net Loss

Net loss for the three months ended September 30, 2012 was $666,663 as compared to net loss for the three months ended September 30, 2011 of $256,924. The change in net loss was primarily attributable to the exploration costs in the amount of $268,049 and increased operating costs of $ 275,948 recorded during the three months ended September 30, 2012.

Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

			Period-over- Period	Period-over- Period
	2012	2011	$ Change	% Change
Revenues	$-	$-	$-	-%
Exploration costs	377,126	-	377,126	100.0%
Operating expenses	7,319,125	-	7,319,125	100.0%
Other (income) expense	(1,504,349)	-	(1,504,349)	100.0%
Net loss from continuing operations	6,191,902	-	6,191,902	100.0%
Income (loss) from discontinued operations	277,196	1,700,555	(1,423,359)	(83.7)%
Net loss	$6,469,098	$1,700,555	$4,768,543	280.4%
Income (loss) per common share from continuing operations– basic and diluted	$(0.37)	$-
Income (loss) per common share from discontinued operations– basic and diluted	$(0.02)	$(39.20)

Revenue

In April 2012, we initiated a new business strategy of exploration of mineral mining rights. Accordingly, we had no revenues from our mining exploration activities for the nine months ended September 30, 2012.

Exploration costs

Exploration costs of $377,126 include property maintenance, exploration, development including permitting and all other non-production related to our exploration mining activities in the nine months ended September 30, 2012.

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

On April 27, 2012, we entered into an Equipment Contribution Agreement with Charles H. Merchant, Sr. whereby Mr. Merchant contributed certain mining equipment to us in consideration of the issuance of 29,000,000 shares of our common stock.  Upon issuance of the of the shares of common stock, we recorded compensation expense in the amount of $6,894,738 in the consolidated statement of operations for the nine months period ended September 30, 2012.

Other Income (Expense)

Net other (income) expense for the nine months ended September 30, 2012 were $(1,504,349) which consisted of $(7) in interest income, $45,383 in interest expense, $188,169 in interest expense related to amortization of discount on notes and $(1,737,894) of income related to the change in fair value of derivative liabilities.

Net loss from continuing operations

Loss from continuing operations for the nine months ended September 30, 2012 was $6,191,902.  The increase in net loss from continuing operations was primarily attributable to the changes in operating expenses as detailed above.

Loss from discontinued operations

On February 27, 2012, we acquired certain real property located in the state of Alabama (the “Land Purchase”).  Upon closing of the Land Purchase on April 27, 2012, we changed the direction of our business.  Since February 3, 2010, we have been engaged in the development of utility-scale solar energy generation projects in the Mid-Atlantic region of the United States through its wholly-owned subsidiary, Atlantic.  Following the closing of the Land Purchase, we changed our business strategy to the exploitation of mineral mining rights with respect to the acquired real estate properties and discontinued the operations of its utility-scale solar energy generation projects.  Therefore, as of April 27, 2012, the results of the operations of the utility-scale solar energy generation projects have been classified as discontinued operations for all periods presented.  Loss from discontinued operations for the nine months ended September 30, 2012 was $277,196 as compared to $1,700,555 for the comparable period in the previous year.

Net Loss

     Net loss for the nine months ended September 30, 2012 was $6,469,098, as compared to net loss for the nine months ended September 30, 2011 of $1,700,555. The change in net loss was primarily attributable to the $6,894,738 compensation expense recorded during the nine months ended September 30, 2012 partially offset by the $1,423,359 decrease in loss from discontinued operations and the decrease of $1,504,349 related to the change in fair value of derivative liabilities.

       Inflation did not have a material impact on the Company’s operations for the period. Other than the foregoing, management knows of no trends, demands, or uncertainties that are reasonably likely to have a material impact on the Company’s results of operations.

Liquidity and Capital Resources

The following table summarizes total current assets, liabilities and working capital at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Current Assets	$118,500	$58,165
Current Liabilities	$1,475,745	$2,760,074
Working Capital Deficit	$(1,357,245)	$(2,701,909)

At September 30, 2012 we had a working capital deficit of $(1,357,245) as compared to a working capital deficit of $(2,701,909), at December 31, 2011, an increase of $ 1,344,664. The increase is primarily related to a decrease in the fair market value of derivative liabilities.

For the Nine Months Ended September 30, 2012 and September 30, 2011

Net cash used in operating activities for the nine months ended September 30, 2012 and nine months ended September 30, 2011 was $1,053,655 and $434,528, respectively. The net loss for the nine months ended September 30, 2012 and nine months ended September 30, 2011 was $6,469,098 and $1,700,555, respectively. Cash used in operating activities for the nine months ended September 30, 2012 consisted of for Compensation and related costs, in legal and professional fees and for exploration costs.

Net cash (used in) provided by all investing activities for the nine months ended September 30, 2012 and nine months ended September 30, 2011, was $574,478 and $168,000, respectively. Cash used through investing activities for the nine months ended September 30, 2012 consisted of purchase of property and equipment of $708,122, partially offset by reduction in deposits of $133,644. Cash provided by investing activities for the nine months ended September 30, 2011 consisted of Proceeds from sale of investment projects of $168,000.

Net cash obtained through all financing activities for the nine months ended September 30, 2012 and nine months ended September 30, 2011, was $1,600,000 and $248,790, respectively. Cash obtained through financing activities for the nine months ended September 30, 2012 consisted of net proceeds from short-term and long-term notes entered into during the period. Cash obtained through financing activities for the nine months ended September 30, 2011 consisted of net proceeds from short-term notes entered into during the period.

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

PART II. OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On October 8, 2012, the Company issued 6,000 shares of common stock to a consultant.

On October 15, 2012, the Company issued 726,875 shares of common stock upon conversion of interest accrued on outstanding notes.

The foregoing issuances of the shares were effectuated pursuant to the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) of the Securities Act and/or Regulation D promulgated thereunder.

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

Southern USA Resources Inc. Registrant

Date: November 14, 2012	By:	/s/ Charles H. Merchant, Sr.
Charles H. Merchant, Sr.
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)